Form 10QSB
period 1996-03-31
CALL NOW INC
filed 1996-06-24
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                  FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended:   March 31, 1996

Commission File No.  0-27160


                                 CALL NOW, INC.
                                 --------------
              (Exact name of small business issuer in its charter)

         Florida                                          65-0337175
- ---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


                    P.O.Box 531399, Miami Shores, FL   33153
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (305) 751-5115
                                 --------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                               ---



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,243,700 shares as of June __, 1996.

Transitional Small Business Format:   No
                                      --

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

             Registrant's Financial Statements filed herewith begin on page 6.


Item 2. Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources

         The Company, through its wholly-owned subsidiary, is engaged in the transmitting of long distance telephone calls through arrangements with other long distance carriers. Profits are based upon the Company's ability to charge a rate in excess of the Company's cost of transmitting calls through the carriers transmitting the calls and other costs of business operations.

         Strategic Plan

         The Company's objective is to achieve profitability by increasing call volume. The Company is seeking to focus on adding sales representatives as independent agents who will establish their own sub-representative networks by offering attractive commissions to such representatives. Added volume of calls will also enable the Company to provide service at competitive rates. Of course, it is vital that the Company offer rates competitive with its competition and the Company is continually seeking to obtain the lowest available rates. The Company has recently initiated a new commission program on a test basis to pay advance commission to representatives upon the initiation of service to a new customer. The Company believes this program will enable it to increase call volume by making its service more attractive to sales representatives. The Company's agreements with its sales representatives are non-exclusive in that the representatives can represent more than one long distance carrier at the same time. Accordingly, it is important that the Company's commission structure is attractive to its representatives. Additionally, the Company will seek to acquire other long distance telephone customers through purchase of accounts and possibly purchase of other long distance telephone companies.

         The Company cannot predict when or if its plan to achieve profitability by increasing call volume will be successful in view of the competitive environment in the long distance industry.

         Results of Operations

         Three Months Ended March 31

         1996 compared to 1995

         Long distance service revenue for the three months ended March 31, 1996 were $106,950 compared to $423,260 for the three months ended March 31, 1995. Revenues fell due to loss of accounts to competitors, without corresponding acquisition of new accounts. Line costs in 1996 were $82,750, representing 73% of long distance revenue compared to $338,930 or 80% of revenue in 1995. In 1996 the Company was able to receive better rates from its long distance providers, resulting in lower line costs.

          This is a key element determining profitability which is governed by competition in rates the Company can charge for its services and the line costs it incurs in providing its services. Selling and general and administrative expense reflected not only the direct costs of its ARN long distance operations but the considerable overhead of the parent corporation, including legal, accounting and consulting expenses. The provision for doubtful accounts decreased from $21,030 in 1995 to $6,302 due to more efficient credit management. The Company is seeking to reduce credit risks by dealing with customers with monthly billings in the $250 to $2,500 range so that no one customer can unduly affect the Company's business. Additionally, slow paying customers are terminated sooner.

         Depreciation and amortization relates primarily to amortization of customer list and is based upon higher turnover of customers.

         Interest expended in 1995 was primarily related to a margin loan. This was paid off in the first quarter of 1996. Interest income was from a loan to a securities firm.

         There was a loss from the Company's investment in an unconsolidated entity (Cable-Sat) in 1996. There was no comparable item in 1995. In 1996 the Company distributed a substantial portion of its stock in Cable-Sat to the Company's shareholders.

         There was a loss from continuing operations before income taxes of $1,019,064 in 1995 compared to a loss of $1,337,684 in 1994.

         Liquidity and Capital Resources


         As of December 31, 1995, the Company borrowed $1,304,265 from Merrill Lynch using ICI stock as collateral. In 1996 the Company sold 280,000 shares of ICI stock for $5,261,317. The Merrill Lynch loan was paid off in March 1996.

         During 1996, the Company's operating activities used cash of approximately $175,350 compared to $553,360 in 1995. The Company's long distance telephone business is currently operating at a loss.

         Net cash was provided primarily from sale of ICI stock. 84,000 shares were sold in 1995 and 280,000 shares in 1996.

         Cash flow from operations reflects cash used in 1996 of $175,353 versus net income of $989,187. The difference represents the result of adjustments for various non-cash entries as reflected in the Consolidated Statements of Cash Flows.

         Cash flow from investing activities in 1996 primarily reflected proceeds of sale of ICI common stock reduced by investment in Cable-Sat. Net cash provided was $4,265,608

         Cash used in financing activities in 1996 was $1,306,575 and primarily resulted from payment of a margin loan. In 1995 $62,121 was provided from financing activities reflecting borrowing activities.

         The Company has investments in common stock of Intermedia Communications of Florida, Inc. and Cable-Sat Compression, Inc. Such investments do not generate revenues for the Company directly. However, the Company has been meeting its working capital requirements through sale from time-to-time of ICI stock. In addition, the Company has borrowed money utilizing shares of ICI as collateral for such loan. In addition the Company has entered into an agreement with Barron Chase Securities, Inc. under which it has lent 175,000 shares of its ICI stock to such firm for which such firm has agreed to pay the Company $11,550 per month which the Company utilizes as working capital. The Company is required to provide additional shares of ICI in the event the market price of ICI stock falls below a certain level. Such arrangement terminates on March 31, 1997 at which time the Company receives back its ICI shares. The Company entered into this agreement in order to generate revenue from its holdings of ICI common stock which does not currently pay any dividend.

         Since the sale of Phone One in December 1994, the Company has been borrowing against and selling the ICI stock for working capital and other cash needs and has considerable equity in such stock available to meet future cash needs.


                          PART II - OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

                 Exhibit 27 - Financial Data Schedule (for SEC use only).

         (b)     Reports on Form 8-K

Registrant filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES
         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CALL NOW, INC.



                                          By:     s/William M. Allen
                                              --------------------------------
                                                  William M. Allen
                                                  President



June 13, 1996                             By:       s/James Grainger
                                              --------------------------------
                                                  Chief Financial Officer

                         CALL NOW, INC AND SUBSIDIARIES
                Consolidated Balance Sheet as of March 31, 1996

                                     ASSETS

                                                                                   1996
CURRENT ASSETS:                                                                 UNAUDITED
                                                                              -----------
   Cash                                                                       $ 3,024,936
   Accounts receivable (less $92,094 allowance for doubtful accounts)              78,798
   Marketable securities, at market value - unrestricted                        3,737,750
   Marketable securities, at market value - pledged                             3,307,500
   Notes receivable                                                             1,305,000
   Other                                                                           30,888
                                                                              -----------
         TOTAL CURRENT ASSETS                                                  11,484,871
                                                                              -----------

Furniture and equipment (less $92,323 accumulated depreciation)                    72,963
                                                                              -----------

Customer list (less $250,209 accumulated amortization)                             57,232
                                                                              -----------
Other Assets
   Investments (less amortization & equity loss of $5,475)                        488,214
   Other                                                                           64,554
                                                                              -----------
         Total other assets                                                       552,768
                                                                              -----------
                  TOTAL ASSETS                                                $12,167,834
                                                                              ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of capital lease obligations                                $23,868
   Accounts payable                                                               847,235
   Notes Payable                                                                1,155,000
   Accrued expenses                                                                69,660
   Income taxes payable                                                           961,685
   Deferred income taxes                                                        2,081,645
                                                                              -----------
         TOTAL CURRENT LIABILITIES                                              5,139,094
                                                                              -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, no par, 800,000 shares authorized, none outstanding
   Common stock, no par, 50,000,000 shares authorized, 7,243,700 issued
          and outstanding                                                       3,130,477
   Retained earnings                                                            2,611,943
   Less subscription notes receivable for 250,000 shares of common stock         (200,000)
   Unrealized holding gain on marketable securities                             1,486,320
                                                                              -----------
         TOTAL STOCKHOLDERS' EQUITY                                             7,028,740
                                                                              -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $12,167,834
                                                                              ===========


                 See notes to Consolidated Financial Statements

                         CALL NOW, INC AND SUBSIDIARIES
Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995

                                                                                            1996                1995
                                                                                          UNAUDITED           UNAUDITED
                                                                                          ---------           ---------
REVENUES:
   Long distance services                                                                $  113,359          $  423,259
   Gain on sale of marketable securities                                                  1,780,814              -
   Interest                                                                                  43,485               8,889
                                                                                         ----------          ----------
         TOTAL REVENUES                                                                   1,937,658             432,148
                                                                                         ----------          ----------
COST AND EXPENSES:
   Line costs                                                                                82,753             338,930
   Selling, general, and administrative                                                     155,447             126,052
   Provision for doubtful accounts                                                            6,302              21,031
   Depreciation and amortization                                                             21,165              31,790
   Interest                                                                                  25,746              30,593
   Loss from unconsolidated entity                                                           60,247              -
                                                                                         ----------          ----------

         TOTAL COSTS AND EXPENSES                                                           351,660             548,396
                                                                                         ----------          ----------

Income/(loss) from continuing operations before income taxes                              1,585,998            (116,248)

Income tax (expense)/benefit                                                               (596,811)             43,500
                                                                                         ----------          ----------

                  NET INCOME/(LOSS)                                                      $  989,187            ($72,748)
                                                                                         ==========          ==========

                  NET INCOME (LOSS) PER SHARE                                                 $0.14              ($0.01)
                                                                                         ==========          ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
          OUTSTANDING - PRIMARY AND FULLY DILUTED                                         7,243,700           7,243,700
                                                                                         ==========          ==========





                See notes to Consolidated Financial Statements

                         CALL NOW, INC AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Equity
                    For the three months ended March 31,1996
                                  (UNAUDITED)

                                                                           SUBSCRIPTION
                                                     COMMON STOCK        NOTES RECEIVABLE
                                                  ------------------    -----------------   UNREALIZED
                                                  NUMBER OF             NUMBER OF            HOLDING    RETAINED
                                                    SHARES    AMOUNT     SHARES   AMOUNT      GAIN      EARNINGS      TOTAL
                                                  --------- ----------  -----------------   ----------  --------    ----------
BALANCE DECEMBER 31,1995                          7,243,700 $3,130,477  250,000 ($200,000) $2,250,000  $2,030,156   $7,210,633

   Unrealized holding (loss) net of
          income taxes                                                                       (763,680)               ($763,680)

   Dividend distribution (724,370 shares of
          Cable-Sat Systems, Inc. common stock)                                                          (407,400)    (407,400)

   Net income                                                                                             989,187      989,187
                                                  --------- ----------  ------- ---------  ----------  ----------   ----------
BALANCE, MARCH 31,1996                            7,243,700 $3,130,477  250,000 ($200,000) $1,486,320  $2,611,943   $7,028,740
                                                  ========= ==========  ======= =========  ==========  ==========   ==========


                  See Notes to Consolidated Financial Statements

                         CALL NOW, INC AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
               For the three months ended March 31, 1996 and 1995

                                                                                  1996                1995
OPERATING ACTIVITIES:                                                           UNAUDITED           UNAUDITED
                                                                                ---------           ---------
   Net income (loss)                                                             $989,187           ($641,223)
   Adjustments to reconcile net income to net cash
     used in operating activities:
         Depreciation and amortization                                             24,291             233,600
         Reduction in stock subscription notes receivable                          -                  152,000
         Provision for doubtful accounts                                           -                  167,267
         Deferred income taxes                                                   (310,514)           (377,841)
         Gain on sale of securities                                            (1,780,814)           (229,715)
         Loss from unconsolidated entity                                           60,247              71,515
         (Increase) decrease in assets:
                   Accounts receivable                                              1,617             127,282
                   Other current assets                                            (8,037)            (13,190)
                   Other assets                                                    (5,422)            (18,767)
         Increase (decrease) in liabilities:
                   Accounts payable                                                (8,209)              9,208
                   Accrued expenses                                               (45,024)            (33,784)
                   Income taxes payable                                           907,325              -
                                                                                ---------            --------
CASH (USED) BY OPERATING ACTIVITIES                                              (175,353)           (553,648)
                                                                                ---------            --------

INVESTING ACTIVITIES:
   Capital expenditures                                                            (3,126)             (4,932)
   Purchase of marketable securities                                             (270,433)           (202,140)
   Proceeds from sale of marketable securities                                  5,261,317           1,439,855
   Investment in Cable-Sat Systems, Inc.                                         (546,000)           (500,000)
   Note receivable                                                               (150,000)             -
   Payment for acquisition of customer base                                       (26,150)             -
                                                                                ---------            --------
CASH PROVIDED BY INVESTING ACTIVITIES                                           4,265,608             732,783
                                                                                ---------            --------
FINANCING ACTIVITIES:
   Cash overdraft                                                                  -                 (324,491)
   Proceeds from margin loan                                                       24,852           1,637,764
   Payments on margin loan                                                     (1,329,117)         (1,235,120)
   Payment on long term debt and capital lease obligations                         (2,310)            (16,032)
                                                                                ---------            --------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                   (1,306,575)             62,121
                                                                                ---------            --------

NET INCREASE IN CASH                                                            2,783,680             241,256
CASH, BEGINNING OF PERIOD                                                         241,256              -
                                                                                ---------            --------

CASH, END OF PERIOD                                                            $3,024,936            $241,256
                                                                               ==========            ========


                  See Notes to Consolidated Financial Statements

                                CALL NOW, INC.
                               AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements
                                March 31, 1996


1. MARKETABLE     Marketable securities are carried at their fair value.  The
   SECURITIES     carrying value and approximate market value at March 31, 1996 are as follows:

                  Marketable securities, at cost
                        Unrestricted                        2,502,000
                        Restricted                          2,160,000
                  Unrealized holding gain                   2,383,250
                                                            ---------

                  Market and carrying value                 7,045,250
                  -------------------------                 ---------

2. NOTE           On March 24, 1996 the Company entered into an agreement
   RECEIVABLE     with broker-dealer whereby the Company executed a secured
                  demand note payable to the broker-dealer in the amount of $1,155,000 without interest, payable on demand, collateralized by the pledge of 150,000 shares of ICI stock which is owned by the Company; simultaneously, the broker-dealer signed a note payable to the Company in a like amount bearing interest at 12% per annum, maturing March 31, 1997. Upon maturity, the ICI shares will be returned to the Company. In the event the value of the shares is less than the unpaid balance of the note, the Company will be required to pledge additional collateral or the broker-dealer may sell all or any part of the collateral and apply the proceeds to the unpaid principal. At March 31, 1996, 120,000 shares of ICI stock were held by the broker-dealer as collateral and were valued at $2,205,000.

3. INVESTMENT IN The Company acquired 550,000 shares (25.2%) of the outstanding UNCONSOLIDATED common stock of Cable-Sat Systems, Inc. (Cable-Sat) at a
   ENTITY purchase price of $500,000. The purchase included warrants allowing Call Now, Inc. to acquire an additional 320,000 shares (13%) of Cable-Sat common stock exercisable at $.92 per share for a period of ten years. Cable-Sat, a Florida corporation whose principal office is located in San Jose, California is a development stage company specializing in high order data compression products for telecommunication, computer, satellite TV and video applications.

4. INCOME TAXES   The components for the provision for federal income taxes are as follows:

                        Current                         $ 907,325
                        Deferred                         (310,514)
                                                        ---------
                                Net income tax expense  $ 596,811
                                                        =========

5.  STOCKHOLDER'S   On March 5, 1996 the board of directors of  Call Now,
    EQUITY          Inc. declared a stock dividend  from the Company's holdings of Cable-Sat Systems, Inc.'s common stock. The distribution was made on the basis of one share of Cable-Sat Systems, Inc. common stock for each ten shares of Call Now, Inc.'s common stock held on the declaration date.
                    The distribution to Call Now, Inc.'s shareholders aggregated 724,370 shares of Cable-Sat Systems, Inc. common leaving the Company's holdings of Cable-Sat Systems, Inc.
                    common shares at 145,630 on March 31, 1996.

                    On March 1996 the Company purchased 320,000 shares of Cable-Sat Systems' Class A preferred stock for $3.00. the Shares are redeemable out of the proceeds of an initial public offering or private placement of Cable-Sat Systems' securities at $3.00 per share plus one share of Cable-Sat Systems common stock.

6.  CONTINGENCIES   In 1994, a former director, filed a lawsuit in Florida
                    against the Company seeking damages of approximately
                    $500000 for breach of an oral employment agreement.  The
                    Company has filed a  motion for summary judgment;
                    management believes there is a good likelihood of prevailing since the statute of fraud requires that any agreement that cannot be completed within one year must be in writing to be enforceable. This action is in the early stages of litigation and the ultimate outcome of this matter cannot presently be determined. Management does not believe that this matter will have a material adverse effect on the financial statements.

                    The Company is defendant in suits seeking to collect $750,000 which is alleged to be due to a long distance telephone service provider. The Company disputes the amount of the liability. The company has provided $525,000 for such liabilities in the accompanying financial statements which is its best estimate of the amount payable.

                    ICI gave notice to the Company of certain claims for indemnification arising from the sale of Phone One, Inc. to which the Company objected. ICI is seeking damages for alleged errors in Phone One, Inc.'s unaudited September 1994 financial statements and the uncollectibility of an account receivable of Phone One, Inc. ICI is seeking the return of 37,643 of its shares and $585,321 as damages.
                    The Company filed an action against ICI seeking damages in excess of those sought by ICI for failure to comply with the terms of the agreement. In addition, the action alleges that ICI and Phone One, Inc. refused to enter into certain contracts with ARN at discounted rates. The parties have agreed to binding arbitration which began in July 1995 and is pending before the American Arbitration Association. In management's opinion, the claims for indemnification are not justified, and the ultimate resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operation.

7. SUBSEQUENT     The Company sold an additional 100,000 shares of its
   EVENTS         investment in ICI stock for proceeds of $2,400,000.

                  In April 1996, National Communications Network, Inc. a wholly owned subsidiary of Call Now, Inc. signed an agreement with Liberty Mint, Inc. (Liberty) a Utah corporation, which grants NCNI the exclusive rights to purchase and resell certain specified products of Liberty throughout the world, NCNI is also granted the unconditional first right to purchase any and all new additional products of Liberty with specific exceptions. The company agreed to make available up to $400,000 in its sole discretion, responsibilities at the time of execution of the agreement. The company executed a note with Liberty for $100,000 for six months at 6% interest.