Form 10QSB/A
period 1996-03-31
CALL NOW INC
filed 1996-09-13
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                FORM 1O-QSB/A-1

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended: March 31, 1996

Commission File No.  0-27160


                                 CALL NOW, INC.
                                 --------------
              (Exact name of small business issuer in its charter)


             Florida                                  65-0337175
   ----------------------------           ---------------------------------
   (State or other jurisdiction           (IRS Employer Identification No.)
 of incorporation or organization)


                    P.O.Box 531399, Miami Shores, FL  33153
                    ---------------------------------------
                    (Address of principal executive offices)

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,233,700 shares as of September 10, 1996.

Transitional Small Business Format:   No
                                     ---

                         PART I - FINANCIAL INFORMATION




Item 1.       Financial Statements

              Registrant's Financial Statements filed herewith begin on page 5.


Item 2. Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources


         Results of Operations

         Three Months Ended March 31

         1996 compared to 1995


     Long distance service revenue for the three months ended March 31, 1996 were $113,359 compared to $423,259 for the three months ended March 31, 1995. Revenues fell due to loss of accounts to competitors, without corresponding acquisition of new accounts. Line costs in 1996 were $82,753, representing 73% of long distance revenue compared to $338,930 or 80% of revenue in 1995. In 1996 the Company was able to receive better rates from its long distance providers, resulting in lower line costs.

     This is a key element determining profitability which is governed by competition in rates the Company can charge for its services and the line costs it incurs in providing its services. Selling and general and administrative expense reflected not only the direct costs of its ARN long distance operations but the considerable overhead of the parent corporation, including legal, accounting and consulting expenses. The provision for doubtful accounts decreased from $21,031 in 1995 to $6,302 due to decreased sales. The Company is seeking to reduce credit risks by dealing with customers with monthly billings in the $250 to $2,500 range so that no one customer can unduly affect the Company's business. Additionally, slow paying customers are terminated sooner.

     Depreciation and amortization relates primarily to amortization of customer list and is based upon higher turnover of customers.

     Interest expended in 1995 was primarily related to a margin loan. This was paid off in the first quarter of 1996. Interest income was primarily from a loan to a securities firm and money market accounts.

     There was a loss from the Company's investment in an unconsolidated entity (Cable-Sat) in 1996. There was no comparable item in 1995. See Note 5 to financial statements herein for discussion on dividend declared covering 723,438 shares of Cable-Sat common stock.

     Liquidity and Capital Resources

     As of December 31, 1995, the Company borrowed $1,304,265 from Merrill Lynch using ICI stock as collateral. In 1996 the Company sold 280,000 shares of ICI stock for $5,261,317. The Merrill Lynch loan was paid off in March 1996.

     During 1996, the Company's operating activities used cash of approximately $175,353 ompared to $185,849 in 1995. The Company's long distance telephone business is currently operating at a loss.

     Net cash was provided primarily from sale of ICI stock. with net proceeds of $5,261,317.

     Cash flow from operations reflects cash used in 1996 of $175,353 versus net income of $989,306. The difference represents the result of adjustments for various non-cash entries as reflected in the Consolidated Statements of Cash Flows.

     Cash flow from investing activities in 1996 primarily reflected proceeds of sale of ICI common stock reduced by investment in Cable-Sat. Net cash provided was $4,165,608

     Cash used in financing activities in 1996 was $1,306,575 and primarily resulted from payment of a margin loan. In 1995 $201,211 was provided from financing activities reflecting borrowing activities.

     The Company has investments in common stock of Intermedia Communications of Florida, Inc. and Cable-Sat Compression, Inc. Such investments do not generate revenues for the Company directly. However, the Company has been meeting its working capital requirements through sale from time-to-time of ICI stock. In addition, the Company has borrowed money utilizing shares of ICI as collateral for such loan. In addition the Company has entered into an agreement with Barron Chase Securities, Inc. under which it has lent 175,000 shares of its ICI stock to such firm for which such firm has agreed to pay the Company $11,550 interest per month which the Company utilizes as working capital. The Company is required to provide additional shares of ICI in the event the market price of ICI stock falls below a certain level. Such arrangement terminates on March 31, 1997 at which time the Company receives back its ICI shares. The Company entered into this agreement in order to generate revenue from its holdings of ICI common stock which does not currently pay any dividend.

     Since the sale of Phone One in December 1994, the Company has been borrowing against and selling the ICI stock for working capital and other cash needs and has considerable equity in such stock available to meet future cash needs.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Financial Data Schedule - Restated - (for SEC use only)


     (b) Reports on Form 8-K

Registrant filed no reports on Form 8-K during the quarter ended March 31, 1996.



                                   SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CALL NOW, INC.



                                          By:      s/William M. Allen
                                             -------------------------------
                                                  William M. Allen
                                                  President




September 12, 1996                        By:    s/James D. Grainger
                                             ------------------------------
                                                 Chief Financial Officer

                         CALL NOW, INC AND SUBSIDIARIES
                Consolidated Balance Sheet as of March 31, 1996
                                  (UNAUDITED)

                              ASSETS

Current Assets:
   Cash                                                                   $ 2,924,936
   Short term securities - restricted                                         100,000
   Accounts receivable (less $51,615 allowance for doubtful accounts)          78,798
   Marketable securities, at market value - unrestricted                    3,737,750
   Marketable securities, at market value - pledged                         3,307,500
   Notes receivable                                                         1,305,000
   Other                                                                       30,888
                                                                          -----------
          Total current assets                                             11,484,872


Furniture and equipment (less accumulated depr                                 72,963

Customer list (less accumulated amortization of $250,209)                      57,232

Investments - Cable-Sat, Inc. common stock (less amortization &
                         equity loss of $152,056) - restricted                399,975
Investments - Cable-Sat, Inc. common stock (less amortization &
                         equity loss of $6,211) - unrestricted                 37,758
Investments - Cable-Sat, Inc. , preferred stock, $3 par value, 7%             450,000

Other                                                                          64,554
                                                                          -----------
                   Total Assets                                           $12,567,354
                                                                          ===========
                   Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of capital lease obligations                             23,868
   Accounts payable                                                           847,237
   Note payable                                                             1,155,000
   Dividends payable                                                          399,975
   Accrued expenses                                                            69,660
   Income taxes payable                                                       961,685
   Deferred income taxes                                                    2,081,645
                                                                          -----------
          Total current liabilities                                         5,539,070
                                                                          -----------
Contingencies and commitments

Stockholders' equity:
   Preferred stock, no par, 800,000 shares authorized , none
          outstanding                                                          -
   Common stock, no par, 50,000,000 shares authorized, 7,233,700
          issued and outstanding                                            3,122,477
   Retained earnings                                                        2,619,487
   Less subscription notes receivable for 250,000 of common stock            (200,000)
   Unrealized holding gain on marketable securities (net of
          $1,296,000 income taxes)                                          1,486,320
                                                                          -----------
          Total stockholders' equity                                        7,028,284
                                                                          -----------
          Total Liabilities and Stockholders' Equity                      $12,567,354
                                                                          ===========


                 See notes to Consolidated Financial Statements

                         CALL NOW, INC AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 For Three Months ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                                  1996           1995
                                                               ----------     ----------
REVENUES:
   Long distance services                                      $  113,359     $  423,259
   Gain on sale of marketable securities                        1,780,814         -
   Interest                                                        43,485          8,889
                                                               ----------     ----------
                                                                1,937,658        432,148
                                                               ----------     ----------
COST AND EXPENSES:
   Line costs                                                      82,753        338,930
   Selling, general, and administrative                           147,447        126,052
   Provision for doubtful accounts                                  6,302         21,031
   Depreciation and amortization                                   21,165         31,790
   Interest                                                        25,746         30,593
   Loss from unconsolidated entity                                 68,128         -
                                                               ----------     ----------
                                                                  351,541        548,396
                                                               ----------     ----------
Income (loss) from continuing operations before
    income taxes                                                1,586,117       (116,248)

Income tax (expense) benefit                                     (596,811)        43,500
                                                               ----------     ----------
          Net income (loss)                                    $  989,306       ($72,748)
                                                               ==========     ==========

EARNINGS (LOSS) PER SHARE:                                     $     0.14         ($0.01)
                                                               ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
          OUTSTANDING - PRIMARY AND FULLY DILUTED               7,233,700      7,243,700
                                                               ==========     ==========





                 See notes to Consolidated Financial Statements

                         CALL NOW, INC AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Equity
                    For the Three-Months ended March 31,1996
                                  (UNAUDITED)

                                                                             SUBSCRIPTION
                                                    COMMON STOCK           NOTES RECEIVABLE
                                                ---------------------   ---------------------  UNREALIZED
                                                NUMBER OF               NUMBER OF                HOLDING     RETAINED
                                                 SHARES      AMOUNT      SHARES     AMOUNT        GAIN       EARNINGS      TOTAL
                                                ---------------------   ---------------------   ----------  ----------  ----------
BALANCE DECEMBER 31,1995                        7,243,700  $3,130,477    250,000   ($200,000)   $2,250,000  $2,030,156  $7,210,633

   Cancellation of shares                         (10,000)     (8,000)                                                      (8,000)

   Unrealized holding (loss) net of
          income taxes                                                                            (763,680)              ($763,680)

   Dividend declared (723,438 shares of
          Cable-Sat Systems, Inc. common stock)                                                               (399,975)   (399,975)

   Net income                                                                                                  989,306     989,306
                                                ---------------------    --------------------   ----------  ----------  ----------
BALANCE, JUNE 30,1996                           7,233,700  $3,122,477    250,000   ($200,000)   $1,486,320  $2,619,487  $7,028,284
                                                =====================    ====================   ==========  ==========  ==========





                 See Notes to Consolidated Financial Statements

                                 CALL NOW, INC.
                                and Subsidiaries

                       Notes to Consolidated Financial Statements
                                 June 30, 1996



1. Marketable       Marketable securities which are primarily Intermedia
   Securities       Communications of Florida, Inc. (ICI), representing
                    approximately 1.6% of its equity, are treated as available for sale and reported at fair value. Unrealized gains and losses are reported in stockholders' equity. The carrying value and approximate market value at June 30, 1996 are as follows:


                    Marketable securities, at cost              $  2,179,646

                    Gross unrealized holding gain                  3,443,966
                                                                ------------

                    Market and carrying value                   $  5,623,612
                                                                ============

                    During the three months ended June 30, 1996 securities were sold for gross proceeds of $4,403,378 resulting in gross realized gains of $1,921,079. The cost basis of the securities sold was by specific identification and were all ICI securities. The net unrealized holding gain increased by $661,645 for the three months ended June 30, 1996.


2. Note             On March 24, 1996 the Company renewed an agreement with a
   Receivable       broker-dealer whereby the Company executed a secured
                    demand note payable to the broker-dealer in the amount of $1,155,000, without interest, payable on demand, collateralized by the pledge of 150,000 shares of ICI stock which is owned by the Company; simultaneously, the broker-dealer signed a note payable to the Company in a like amount bearing interest at 12% per annum, maturing
                    March 31,1997. During April 1996 the broker-dealer sold the shares of ICI stock and purchased a treasury bill in the amount of $1,199,441 to be used for collateral against the demand note of $1,155,000. The treasury bill was increased to $1,213,575 on June 28, 1996 and is included in short term securities-restricted.

3. Investment in    On February 22, 1996, the Company exercised its purchase
   Unconsolidated   warrants to acquire 320,000 shares of Cable-Sat Systems'
   Entity           common stock at the reduced price of $.30 per share.

                    On March 5, 1996, a dividend of Cable-Sat common stock was declared and will aggregate 723,438 shares and is more fully described in note 5. After such distribution, the Company's equity interest in Cable-Sat will be less than 20% and will continue to be accounted for by the equity method due to the significant influence maintained by Call Now, Inc.

                    On March 22, 1996 the Company purchased 150,000 shares of Cable-Sat Systems' Class A 7% preferred stock for $3.00 per share. The shares are redeemable out of the proceeds of an initial public offering or private placement of Cable-Sat Systems' securities at $3.00 per share plus one share of Cable-Sat Systems common stock. The 7% interest is payable annually and due one-year from date of purchase unless redeemed prior to the due date.


4. Income Taxes     The components for the provision for federal income taxes
                    are as follows:


                       Current                                  $ 2,210,810

                       Deferred                                  (1,015,509)
                                                                -----------

                                   Net income tax expense       $ 1,195,301
                                                                ===========


5. Stockholder's    On March 5, 1996, the board of directors of Call Now, Inc.
   Equity           declared a stock dividend from the Company's holdings of
                    Cable-Sat Systems, Inc.'s common stock. The dividend is payable to shareholders of record on March 12, 1996
                    ("the record date") on the basis of one share of Cable-Sat
                    Systems, Inc. common stock for each ten shares of Call Now, Inc.'s common stock held on the record date. Such distribution is being registered by Cable-Sat Systems, Inc.
                    under the Securities Act of 1933 (File #333-6121) and stock certificates representing the Cable-Sat shares will be distributed to the Company's stockholders six months after the effective date of such registration. After the distribution, the Company's holdings of Cable-Sat Systems, Inc. common shares will be approximately 146,562.


6. Contingencies    In 1994, a former director, filed a lawsuit in Florida
                    against the Company seeking damages of approximately
                    $500,000 for breach of an oral employment agreement.  The
                    Company has filed a motion for summary judgment; management belives there is a good likelihood of prevailing since the statute of fraud requires that any agreement that cannot be completed within one year must be in writing to be enforceable. This action is in the early stages of litigation and the ultimate outcome of this matter cannot presently be determined. Management does not believe that this matter will have a material adverse effect on the financial statements.

                    The Company was a defendant in suits seeking to collect $750,000 which is alleged to be due to a long distance telephone service provider. The Company disputed the amount of the liability and provided $525,000 for such liability. On June 27, 1996 the Company negotiated a settlement payment of $425,000 to satisfy the service provider's claim of $750,000.

                    ICI gave notice to the Company of certain claims for indemnification arising from the sale of Phone One, Inc. to which the Company objected. ICI is seeking damages for alleged errors in Phone One, Inc.'s unaudited September 1994 financial statements and the uncollectibility of an account receivable of Phone One, Inc. ICI is seeking the return of 37,643 of its shares and $585,321 as damages.
                    The Company filed an action against ICI seeking damages in excess of those sought by ICI for failure to comply with the terms of the agreement. In addition, the action alleges that ICI and Phone One, Inc. refused to enter into certain contracts with ARN at discounted rates. The parties agreed to binding arbitration which began in July 1995 and was pending before the American Arbitration Association. In July 1996 the Company settled all of ICI's claims by returning 22,357 shares of ICI's stock to ICI.

                    In April 1996, National Communications Network, Inc.
                    (NCNI), a wholly owned subsidiary of Call Now, Inc., signed an agreement with Liberty Mint, Inc. (Liberty) a Utah corporation, which grants NCNI the exclusive rights to purchase and resell certain specified products of Liberty throughout the world, NCNI is also granted the unconditional first right to purchase any and all new additional products of Liberty with specific exceptions. The Company agreed to make available up to $400,000, in its sole discretion, for advertising and promotion. At the time of the agreement, the Company executed a 6%, six month note advancing $100,000 to Liberty Mint.

7. Subsequent       On July 15, 1996, Andice Development Co. (a wholly owned
   Events           subsidiary of Call Now, Inc.) acquired 118 acres of
                    development property in Williamson County, Texas for a purchase price of $2,360,000. Under the terms of the purchase, the Company paid $589,310 and executed a seven year, 9% note in the amount of $1,770,000. The note requires the Company to make semi-annual principal and interest payments of $85,721.39 commencing on January 15, 1997 and ending July 15, 2003, at which time, the entire remaining balance is due and payable. The following is a summary of annual principal payments due under this agreement:


                                Year                     Amount
                                ----                     ------
                                1996                   $    -0-
                                1997                       12,416
                                1998                       13,558
                                1999                       14,806
                                2000                       16,169
                                Thereafter             $1,713,050

                    In July the company entered into an agreement to sell certain assets and liabilities of its long distance services company, ARN Communications, Corp. (ARN). Under the terms of the agreement, the former President of ARN will exchange one-hundred thousand shares of Call Now, Inc. common stock for certain assets and liabilities of ARN. Call Now, Inc. will retain ownership of ARN.

                    During February '96, Call Now, Inc. purchased a
                    $100,000 CD to pledge as security against a line of credit on behalf of ARN. The agreement requires that both the purchaser's one-hundred thousand shares of Call Now common stock and Call Now's $100,000 CD be placed in an escrow account until the February '97 maturity of the CD. At such time any unpaid obligations of ARN will be satisfied first. Any remaining proceeds will be distributed to the purchaser. The 100,000 shares of Call Now, Inc. common stock will be returned to Call Now, Inc.

                    On July 17, 1996 the company signed an agreement to acquire $52,274,000 of the $54,040,000, 8.75%, term bonds of the Retama Development Corporation Special Facilities Revenue Bonds, Series 1993 for a purchase price of $3,000,000. The company has made a nonfundable deposit of toward the total purchase price. The balance of $7,300,000 is due and payable on or before 11:00 A.M. Boston time, September 20, 1996. The bonds are secured by a first mortgage on the Retama Park Horse Racing facility.