Form 10QSB
period 1996-06-30
CALL NOW INC
filed 1996-10-30
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                  FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended:   June 30, 1996

Commission File No. 0-27160


                                 CALL NOW, INC.
                                 --------------
              (Exact name of small business issuer in its charter)

             Florida                                       65-0337175
----------------------------------                ---------------------------
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


                     P.O.Box 531399, Miami Shores, FL 33153
                     --------------------------------------
                    (Address of principal executive offices)

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,233,700 shares as of October 1, 1996.

Transitional Small Business Format:  No
                                    ----

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Registrant's Financial Statements filed herewith begin on page 6.


Item 2. Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources

         Results of Operations

         Six Months Ended June 30

         1996 compared to 1995

         Long distance service revenue for the six months ended June 30, 1996 were $247,467 compared to $693,401 for the six months ended June 30, 1995. Revenues fell due to loss of accounts to competitors, without corresponding acquisition of new accounts. Line costs in 1996 were $203,830 representing 82% of long distance revenue compared to $588,511 or 85% of revenue in 1995. In 1996 the Company was able to receive better rates from its long distance providers, resulting in lower line costs.

         After the end of the quarter, the Company sold its long distance telephone business to the prior president in view of the difficult competitive environment facing small providers.

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

         There was a gain from continuing operations before income taxes of $3,055,902 in 1996 compared to a loss of $417,077 in 1995.

         Liquidity and Capital Resources

         As of December 31, 1995, the Company had borrowed $1,304,265 from Merrill Lynch using ICI stock as collateral. In 1996 the Company sold 486,857 shares of ICI stock for gross proceeds of $9,664,680. The Merrill Lynch loan was paid off in March 1996.

         During 1996, the Company's operating activities used cash of approximately $1,118,010 compared to $184,669 in 1995. The Company's long distance telephone business operated at a loss.

         Net cash was provided primarily from sale of ICI stock. 486,857 shares were sold through June 30, 1996.

         Cash flow from operations reflects cash used in 1996 of $1,118,010 versus net income of $1,970,132. The difference represents the result of adjustments for various non-cash entries as reflected in the Consolidated Statements of Cash Flows.

         Cash flow from investing activities in 1996 primarily reflected proceeds from the sale of ICI common stock reduced by investment in Cable-Sat and other short-term securities. Net cash provided was $7,175,596.

         Cash used in financing activities in 1996 was $1,330,447 and primarily resulted from payment of a margin loan. In 1995 $256,185 was provided from financing activities reflecting borrowing activities.

         The Company has investments in common stock of Intermedia Communications of Florida, Inc. and Cable-Sat Compression, Inc. Such investments do not generate revenues for the Company directly. However, the Company has been meeting its working capital requirements through sale from time-to-time of ICI stock. In addition, the Company has borrowed money utilizing shares of ICI as collateral for such loan. In addition the Company has entered into an agreement with Barron Chase Securities, Inc. under which it has lent 150,000 shares of its ICI stock to such firm for which such firm has agreed to pay the Company $11,550 per month which the Company utilizes as working capital. The Company was required to provide additional shares of ICI in the event the market price of ICI stock fell below a certain level. During the second quarter of 1996 the Company sold 206,857 shares of ICI common stock. Such arrangement terminates on March 31, 1997. A portion of these proceeds were used to acquire treasury bills in the amount of $1,213,575. These treasury bills have replaced the ICI stock as loan collateral.

         Since the sale of Phone One in December 1994, the Company has been borrowing against and selling the ICI stock for working capital and other cash needs.

Item 5.       Other Information.

         The Company has been advised by the Securities and Exchange Commission that it may be considered an investment company and therefore subject to certain provisions of the Investment Company Act of 1940. The Company does not believe it is an investment company and has taken the following actions

         1. On July 15, 1996 Registrant acquired 118.34 acres of land for development for $2,360,000. Such land is located in Williamson County, Texas. Registrant executed a purchase money mortgage in connection with the purchase which is payable in semi-annual installments of $85,721.39 beginning on January 15, 1997, including interest at 9% with the entire unpaid balance due on July 15, 2003. Registrant paid $589,309.73 at closing from its working capital. The land is currently vacant.

         2. Since June 30, 1996 Registrant continued to dispose of shares of Intermedia Communications, Inc. which it received in December 1994 in connection with disposition of Phone One, Inc. It retains less than 1,000 of such shares.

         3. In August 1996 Registrant disposed of its remaining long distance telephone business for 100,000 shares plus assumption of certain liabilities of Registrant. The business was sold to Alan Niederhoffer, a former employee and officer of Registrant.

         4. In September and October 1996 the Company acquired certain secured notes issued by Retama Development Corporation of Selma, Texas. The notes are secured by a lien on real estate which includes the Retama Park Racetrack in suburban San Antonio, Texas.

         5. The balance of the Company's holdings in Cable-Sat Systems, Inc. were registered for sale by the Company in Cable-Sat's recent registration statement on Form S-1. However, by agreement with the underwriter, such shares may not be sold until September 25, 1997.

         In the event the Company is deemed to be an investment company, the Company may become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of characterization of the Company as an investment company, the failure of the Company to satisfy regulatory requirements, whether on a timely basis or at all, would, under certain circumstances have a materially adverse effect on the Company.


                          PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

              Exhibit 27 - Financial Data Schedule (for SEC purposes).

         (b)  Reports on Form 8-K

Registrant filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES
         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CALL NOW, INC.



                                        By: s/William M. Allen
                                           ------------------------------
                                             William M. Allen
                                             President


October 29, 1996                        By: s/James D. Grainger
                                           -----------------------------
                                            Chief Financial Officer

                        CALL NOW, INC AND SUBSIDIARIES
                Consolidated Balance Sheet as of June 30, 1996
                                 (Unaudited)


                                    ASSETS

CURRENT ASSETS:
  Cash                                                                                $ 4,968,386
  Short term securities - restricted                                                    1,313,575
  Accounts receivable (less $20,021 allowance for doubtful accounts)                       98,151
  Marketable securities, at market value                                                5,623,612
  Notes receivable                                                                      1,405,000
  Merchandise inventory                                                                    31,752
  Other                                                                                    49,628
                                                                                      -----------
                    TOTAL CURRENT ASSETS                                               13,490,104

Land deposit                                                                               53,750

Furniture and equipment (less accumulated depreciation of $96,247)                         71,369

Customer list (less accumulated amortization of $259,012)                                  48,429

Investments - Cable-Sat Systems, Inc., common stock (less amortization &
                equity loss of $184,660)                                                  411,340

              - Cable-Sat Systems, Inc., preferred stock, $3 par value, 7%                450,000

              - Other                                                                      23,720

Other                                                                                      55,431
                                                                                      -----------
                    TOTAL ASSETS                                                      $14,604,143



                See notes to Consolidated Financial Statements

                        CALL NOW, INC AND SUBSIDIARIES
                Consolidated Balance Sheet as of June 30, 1996
                                 (UNAUDITED)


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                                             650,279
  Notes payable                                                              1,155,000
  Dividend payable                                                             407,400
  Accrued expenses                                                             198,319
  Income taxes payable                                                       1,765,165
  Deferred income taxes                                                      1,764,650
                                                                           -----------

             TOTAL CURRENT LIABILITIES                                       5,940,813
                                                                           -----------
CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:

  Preferred stock, no par, 800,000 shares authorized, none
     outstanding                                                                     -
  Common stock, no par, 50,000,000 shares authorized, 7,233,700
     issued and outstanding                                                  3,122,477
  Retained earnings                                                          3,592,888
  Less subscription notes receivable for 250,000 of common stock              (200,000)
  Unrealized holding gain on marketable securities (net of
     $1,296,000 income taxes)                                                2,147,965
                                                                           -----------

             TOTAL STOCKHOLDERS' EQUITY                                      8,663,330
                                                                           -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $14,604,143
                                                                           ===========




                See notes to Consolidated Financial Statements

                        CALL NOW, INC AND SUBSIDIARIES
                     Consolidated Statements of Operations
         For Three Months and Six Months ended June 30, 1996 and 1995
                                 (UNAUDITED)

                                                         Three Months Ended June 30      Six Months Ended June 30
                                                             1996          1995             1996          1995
                                                         ------------  ------------     ------------  -----------
REVENUES:
  Long distance services                                 $  134,108    $  270,142       $  247,467     $  693,401
  Merchandise sales                                          38,344             -           38,344              -
  Gain on sale of marketable securities                   1,921,079             -        3,701,893              -
  Interest                                                   84,183        31,800          127,668         40,689
  Miscellaneous income                                        4,808             -            4,808              -
                                                         ----------    ----------       ----------     ----------
          TOTAL REVENUES                                  2,182,522       301,942        4,120,180        734,090
                                                         ----------    ----------       ----------     ----------
COST AND EXPENSES:
  Line costs                                                121,077       249,581          203,830        588,511
  Merchandise costs                                          19,039             -           19,039              -
  Selling, general, and administrative                      514,385       180,395          661,832        306,447
  Provision for doubtful accounts                             8,545       105,517           14,847        126,548
  Depreciation and amortization                              16,412        31,789           37,577         63,579
  Interest                                                    7,440        35,489           33,186         66,082
  Loss from unconsolidated entity                            25,839             -           93,967              -
                                                         ----------    ----------       ----------     ----------
         TOTAL COSTS AND EXPENSES                           712,737       602,771        1,064,278      1,151,167
                                                         ----------    ----------       ----------     ----------
Income/(loss) from continuing operations before
  income taxes and extraordinary items                    1,469,785      (300,829)       3,055,902       (417,077)

         Income tax (expense)/benefit                      (550,490)      112,500       (1,147,301)       156,000
                                                         ----------    ----------       ----------     ----------
Net income before extraordinary item                        919,295      (188,329)       1,908,601       (261,077)

EXTRAORDINARY ITEM:
   Gain on extinguishment of debt
         (less income taxes of $37,000)                      61,531             -           61,531              -
                                                         ----------    ----------       ----------     ----------

                     NET INCOME/(LOSS)                   $  980,826     ($188,329)      $1,970,132      ($261,077)
                                                         ==========    ==========       ==========     ==========

EARNINGS (LOSS) PER SHARE:
         Continuing operations                           $     0.13        ($0.03)      $     0.26         ($0.04)
         Extraordinary items                             $     0.01             -             0.01              -
                                                         ----------    ----------       ----------     -----------
         Net income per share                            $     0.14        ($0.03)      $     0.27         ($0.04)
                                                         ==========    ==========       ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - PRIMARY AND FULLY DILUTED                7,233,700     7,233,700        7,233,700      7,233,700
                                                         ==========    ==========       ==========     ==========


                See notes to Consolidated Financial Statements

                        CALL NOW, INC AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
               For The Six Months ended June 30, 1996 and 1995
                                 (Unaudited)

OPERATING ACTIVITIES:                                                 1996           1995
                                                                  ------------   -----------
  Net income (loss)                                               $  1,970,132    ($261,077)
  Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                                    37,567       63,579
       Provision for doubtful accounts                                   9,741      126,548
       Deferred income taxes                                        (1,026,509)    (156,000)
       Gain on sale of securities                                   (3,701,893)           -
       Loss from unconsolidated entity                                  93,967            -
       Cancellation of stock for services                               (8,000)
       (Increase) decrease in assets:
         Accounts receivable                                           (27,477)     (11,375)
         Merchandise inventory                                         (31,750)
         Other current assets                                          (26,777)           -
         Other assets                                                    3,703      (17,922)
       Increase (decrease) in liabilities:
         Accounts payable                                             (205,165)      74,613
         Accrued expenses                                               83,637       (3,035)
         Income taxes payable                                        1,710,805            -
                                                                  ------------    ---------
CASH (USED) BY OPERATING ACTIVITIES                                 (1,118,019)    (184,669)
                                                                  ------------    ---------
INVESTING ACTIVITIES:
  Capital expenditures                                                  (5,456)           -
  Purchase of short term securities                                 (1,313,575)           -
  Purchase of marketable securities                                   (270,433)           -
  Proceeds from sale of marketable securities                        9,664,680            -
  Investment in Cable-Sat Systems, Inc.                               (546,000)           -
  Deposit on bond purchase                                             (23,720)           -
  Notes receivable                                                    (250,000)           -
  Deposit on land                                                      (53,750)           -
  Payment for acquisition of customer base                             (26,150)           -
                                                                  ------------    ---------
CASH PROVIDED BY INVESTING ACTIVITIES                                7,175,596            0
                                                                  ------------    ---------
FINANCING ACTIVITIES:
  Cash overdraft                                                             -     (324,491)
  Proceeds from margin loan                                             24,852      589,653
  Payments on margin loan                                           (1,329,117)           -
  Payment on long term debt and capital lease obligations              (26,182)      (8,977)
                                                                  ------------    ---------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        (1,330,447)     256,185
                                                                  ------------    ---------
NET INCREASE IN CASH                                                 4,727,130       71,516
CASH, BEGINNING OF PERIOD                                              241,256            -
                                                                  ------------    ---------
CASH, END OF PERIOD                                               $  4,968,386    $  71,516
                                                                  ============    =========


                See Notes to Consolidated Financial Statements

                        CALL NOW, INC AND SUBSIDIARIES
          Consolidated Statement of Changes in Stockholders' Equity
                    For the Six-Months ended June 30, 1996
                                 (UNAUDITED)



                                                                          SUBSCRIPTION
                                                   COMMON STOCK         NOTES RECEIVABLE
                                              ---------------------   --------------------  UNREALIZED
                                              NUMBER OF               NUMBER OF              HOLDING     RETAINED
                                               SHARES      AMOUNT      SHARES     AMOUNT       GAIN      EARNINGS       TOTAL
                                              ---------------------   --------------------  ----------  -----------  -----------
BALANCE DECEMBER 31, 1995                     7,243,700  $3,130,477   250,000   ($200,000)  $2,250,000   $2,030,156   $7,210,633

  Cancellation of shares                        (10,000)     (8,000)                                                      (8,000)

  Unrealized holding (loss) net of
    income taxes                                                                              (102,035)                ($102,035)

  Dividend declared (723,438 shares of
    Cable-Sat Systems, Inc. common stock)                                                                  (407,400)    (407,400)

  Net income                                                                                              1,970,132    1,970,132
                                              ---------------------   --------------------  ----------  -----------  -----------
BALANCE, JUNE 30, 1996                        7,233,700  $3,122,477   250,000   ($200,000)  $2,147,965  $ 3,592,888  $ 8,663,330
                                              =====================   ====================  ==========  ===========  ===========



                See Notes to Consolidated Financial Statements

                                 CALL NOW, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                 June 30, 1996

1. SHORT TERM &       Marketable securities which are primarily Intermedia
   MARKETABLE         Communications of Florida, Inc. (ICI), representing
   SECURITIES         approximately 1.6% of its equity, are treated as available for sale and reported at fair value. Unrealized gains and losses are reported in stockholders' equity. The carrying value and approximate market value at June 30, 1996 are as follows:

                      Marketable securities, at cost        $2,179,646

                      Gross unrealized holding gain          3,443,966
                                                            ----------

                      Market and carrying value             $5,623,612
                                                            ==========

                      During the three months ended June 30, 1996 securities were sold for gross proceeds of $4,403,378 resulting in gross realized gains of $1,921,079. The cost basis of the securities sold was by specific identification and were all ICI securities. The net unrealized holding gain increased by $661,645 for the three months ended June 30, 1996.

2. NOTE               On March 24, 1996 the Company renewed an agreement with a
   RECEIVABLE         broker-dealer whereby the Company executed a secured
                      demand note payable to the broker-dealer in the amount of $1,155,000, without interest, payable on demand, collateralized by the pledge of 150,000 shares of ICI stock which is owned by the Company; simultaneously, the broker-dealer signed a note payable to the Company in a like amount bearing interest at 12% per annum, maturing
                      March 31, 1997. During April 1996 the broker-dealer sold the shares of ICI stock and purchased a treasury bill in the amount of $1,199,441 to be used for collateral against the demand note of $1,155,000. The treasury bill was increased to $1,213,575 on June 28, 1996 and is included in short term securities- restricted.

3. INVESTMENT IN      The Company acquired 550,000 shares (25.2%) of the
   UNCONSOLIDATED     outstanding common stock of Cable-Sat Systems, Inc. (Cable
   ENTITY             -Sat) in August 1995 at a purchase price of $500,000. The
                      purchase included warrants allowing Call Now, Inc. to acquire an additional 320,000 shares of Cable-Sat common stock exercisable at $.92 per share. In March 1996, the company exercised the warrants at a reduced price of $.30 per share for total consideration of $96,000. Cable-Sat, a Florida corporation whose principal office is located in San Jose, California is a development stage company specializing in high order data compression products for telecommunication, computer, satellite TV and video applications.

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

4. INCOME TAXES       The components for the provision for income taxes are
                      as follows:

                            Current                                $ 2,210,810
                            Deferred                                (1,015,509)
                                                                   -----------
                                         Net income tax expense    $ 1,195,301
                                                                   ===========

5. STOCKHOLDER'S      On March 5, 1996, the board of directors of Call Now, Inc.
   EQUITY             declared a stock dividend from the Company's holdings of
                      Cable-Sat Systems, Inc.'s common stock. The dividend is payable to shareholders of record on March 12, 1996 ("the record date") on the basis of one share of Cable-Sat
                      Systems, Inc. common stock for each ten shares of Call
                      Now, Inc.'s common stock held on the record date. Such distribution is being registered by Cable-Sat Systems, Inc. under the Securities Act of 1933 (File # 333-6121) and stock certificates representing the Cable-Sat shares will be distributed to the Company's stockholders six months after the effective date of such registration.
                      After the distribution, the Company's holdings of Cable-Sat Systems, Inc common shares will be approximately
                      146,562.

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

7. SUBSEQUENT         On July 15,1996, Andice Development Co. (a wholly owned
   EVENTS             subsidiary of Call Now, Inc.), accquired 118 acres of
                      development property in Williamson County, Texas for a purchase price of $2,359,310. Under the terms of the purchase, the Company paid $589,310 and executed a seven year, 9% note in the amount of $1,770,000. The note requires the Company to make semi-annual principal and interest payments of $85,721.39 commencing on January 15, 1997 and ending July 15, 2003, at which time, the entire remaining balance is due and payable.

                      The following is a summary of annual principal payments due under this agreement:

                                 Year                      Amount
                                 ----                      ------
                                 1997                       $  12,416
                                 1998                          13,558
                                 1999                          14,806
                                 2000                          16,169
                                 2001                          17,657
                                 Thereafter                 1,695,394
                                                           ----------

                                 Total                     $1,770,000
                                                           ==========

                      In July 1996 the Company entered into an agreement to sell all of the assets and liabilities of its long distance services company, ARN Communications, Corp. (ARN). Under the terms of the agreement, the former President of ARN will exchange one hundred thousand shares of Call Now, Inc. common stock for all of the assets and liabilities of ARN. Call Now, Inc. will retain ownership of the Corporation.

                      On July 17, 1996 the company signed an agreement to acquire $52,274,000 of the $54,040,000, 8.75%, term bonds of the Retama Development Corporation Special Facilities Revenue Bonds, Series 1993 for a purchase price of $10,300,000. The company has made a nonfundable deposit of $3,000,000 toward the total purchase price. The balance of $7,300,000 is due and payable on or before 11:00 A.M. Boston time, September 20, 1996. The bonds are secured by a first mortgage on the Retama Park Horse Racing facility.

                      In September 1996, the Company sold the balance of its holdings of ICI common stock, aggregating approximately 169,143 shares for gross proceeds of approximately $5,100,000.