Form 10QSB
period 1996-09-30
CALL NOW INC
filed 1997-01-21
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended:  September 30, 1996

Commission File No.  0-27160


                                 CALL NOW, INC.
                                 --------------
              (Exact name of small business issuer in its charter)

             Florida                                      65-0337175
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


                     P.O. Box 531399, Miami Shores, FL 33153
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (305) 751-5115
                           ---------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                              ---



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,133,700 shares as of December 01, 1996.

Transitional Small Business Format: No
                                    --

                         PART I - FINANCIAL INFORMATION

ITEM 1.          Financial Statements

                 Registrant's Financial Statements filed herewith begin on page
                 6.


ITEM 2. Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources

                         Nine Months Ended September 30

                              1996 compared to 1995

Results of Operations:

a. Revenues

         Overall the Company's revenues for the quarter ended September '96 were $2,534,031 as compared to $229,172 for September '95. For the first nine months of 1996 revenues were $6,368,400 compared to $269,861 for the same nine month period in 1995. The increase in revenues for both periods is attributable to the Company's sale of its investment in Intermedia Communications common stock. Net gain from these stock sales amounted to $2,446,134 for the quarter ended September 1996 and $185,622 for the same period in 1995. For the nine months ended September 1996 the gain on stock sales was $6,148,027 as compared to $185,622 for the nine months ended September 1995.

b. Expenses

         (1) Selling, General, and Administrative

         Expense for the September 1996 quarter was $130,558 down from $152,913 for the September 1995 quarter. For the nine month period ended September 1996 expense was $792,390 and $285,489 for the September 1995 period. These increased expenses were attributable to additional salary, travel, and associated expenses required to purchase the Retama Park Bonds.

         (2) Depreciation and Amortization

         Expense for the September 1996 quarter was $2,180 compared to $3,813 for the September 1995 quarter. For the nine month period ended September 1996 expense was $18,991 and $11,275 for the September 1995 period.

         (3) Interest

         Expense for the September 1996 quarter was $25,252 compared to $26,290 for the September 1995 quarter. For the nine month period ended September 1996 expense was $58,438 and $90,726 for the September 1995 period. Interest for the year to date period declined as a result of payment of the margin loan in the first quarter of 1996. However, interest expense for the September 1996 quarter trended upward again as result of the property acquisition in Williamson County, Texas.

         (4) Loss from unconsolidated entity

         Loss recognized on the Company's investment in Cable-Sat Systems, Inc. for the September 1996 quarter was $11,365 and for the nine month period ended September 1996 was $105,332. There were no comparable items in 1995.



c. Extraordinary items:

         (1) Loss from operation of discontinued subsidiary

         Call Now, Inc. discontinued operation of ARN Communications, Corp., its long distance resale subsidiary in August 1996. Losses for the September 1996 and 1995 quarters were $154,856 and $40,202, respectively. Losses for the nine month periods ended September 1996 and 1995 were $154,856 and $198,564, respectively.

         (2) Gain on disposal of subsidiary

         Call Now, Inc. sold certain assets and liabilities of ARN Communications, Corp. in exchange for 100,000 shares of Call Now, Inc.'s common stock. As a result of this transaction the Company recognized a net gain of $113,677 for the quarter and nine month period ended September 1996.

         (3) Gain on extinguishment of debt

         In June 1996, the Company negotiated a settlement on an outstanding payable balance owed by its subsidiary ARN Communications, Corp. $525,000 had been provided for settlement of account. A settlement in the amount of $425,000 was negotiated resulting in a net gain of $57,712 for the nine month period ended September 1996.

d. Earnings per share

         Earnings per share increased to $.20 per share for the September 1996 quarter compared to ($.00) per share for the September 1995 quarter. For the nine month period ended September 1996 earnings per share increased to $.47 compared to a loss per share of ($.04) in 1995.

Liquidity and Capital Resources:

         Through September 1996 the Company sold 657,500 shares of ICI common stock for gross proceeds of $14,892,809 compared to 37,000 shares and $1,020,690 at September 1995.

         During 1996, the Company's operating activities used cash of $1,777,416 compared to $419,426 in 1995. Net cash was provided primarily from sale of ICI stock, interest, and other income.

         Cash flow from investing activities provided cash in 1996 of $3,380,071 versus $520,690 in 1995. The increased cash flow from investing activities resulted from the sale of Intermedia Communications common stock, the sale of the Retama Development Corp. Bonds, and the redemption of the Cable-Sat Preferred stock.

         Cash used in financing activities in 1996 was $1,330,444 used for the repayment of a margin loan in the amount of $1,304,266 and lease payments of $26,178. In 1995 $91,287 was used in borrowing activities.

         The Company had investments in the common stock of Intermedia Communications of Florida, Inc. and Cable-Sat Compression, Inc. Such investments do not generate revenues for the Company directly. However, the Company has been meeting its working capital requirements through periodics sales of the ICI stock.

         In addition, the Company has entered into an agreement with Barron Chase Securities, Inc. whereby the Company executed a secured demand note payable to Barron Chase in the amount of $1,155,000. Under the terms of the agreement Barron Chase has purchased $1,327,162 in U.S. Treasury Bills as security for the demand note. The note pays the Company $11,550 per month which the Company utilizes as working capital. Such arrangement terminates on March 31, 1997.

ITEM 3.          Other Information

         The Company has been advised by the Securities and Exchange Commission that it may be considered an investment company and therefore subject to certain provisions of the Investment Company Act of 1940. The Company does not believe it is an investment company and has taken the following actions

         1. On July 15, 1996 Registrant acquired 118.34 acres of land for development for $2,360,000. Such land is located in Williamson County, Texas. Registrant executed a purchase money mortgage in connection with the purchase which is payable in semi-annual installments of $85,721.39 beginning on January 15, 1997, including interest at 9% with the entire unpaid balance due on July 15, 2003. Registrant paid $589,309.73 at closing from its working capital. The land is currently vacant and the Company plans to begin development of the property in 1997.

         2. The Registrant disposed of its shares of Intermedia Communications, Inc. which it received in December 1994 in connection with disposition of Phone One, Inc. It currently owns less than 200 of such shares.

         3. In August 1996 Registrant disposed of its remaining long distance telephone business for 100,000 shares of the Companies common stock, plus assumption by Buyer of certain liabilities of the Registrant. The business was sold to a former employee and officer of Registrant.

         4. In September and October 1996 the Company acquired certain secured bonds issued by Retama Development Corporation of Selma, Texas. The bonds are secured by a lien on real estate which includes the Retama Park Racetrack in suburban San Antonio, Texas.

         5. The balance of the Company's holdings in Cable-Sat Systems, Inc. were registered by the Company in Cable-Sat's recent registration statement on Form S-1. By agreement with the underwriter, such shares may not be sold until September 25, 1997.

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


                           PART II - OTHER INFORMATION

ITEM 4.          Exhibits and Reports on Form 8-K

                 27....Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K

Registrant filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CALL NOW, INC.



                                        By:  s/William M. Allen
                                           -------------------------------------
                                             William M. Allen
                                             President


JANUARY 20, 1997                        By:  s/James D. Grainger
                                           -------------------------------------
                                             Chief Financial Officer

                         CALL NOW, INC AND SUBSIDIARIES
               Consolidated Balance Sheet as of September 30, 1996
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
   Cash                                                              $   513,467
   Short term securities - restricted                                  1,327,162
   Note receivable                                                     3,355,000
   Marketable securities, at market value - partially restricted       2,139,002
   Advance receivable                                                    250,000
   Investment in land                                                  2,363,060
   Other                                                                  34,635
                                                                     -----------
                   TOTAL CURRENT ASSETS                                9,982,326

Furniture and equipment (less accumulated depreciation of $63,880)        53,036

Investments - Retama Development Corp. Bonds                           5,194,065

Other                                                                     60,056
                                                                     -----------

                                   TOTAL ASSETS                      $15,289,483
                                                                     ===========











                 See notes to Consolidated Financial Statements

                         CALL NOW, INC AND SUBSIDIARIES
               Consolidated Balance Sheet as of September 30, 1996
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturity of mortgage payable                                      $     12,416
   Accounts payable                                                                59,807
   Note payable                                                                 1,155,000
   Dividend payable                                                               407,400
   Accrued expenses                                                               243,878
   Deferred income taxes payable                                                  248,752
   Income taxes payable                                                         3,160,576
                                                                             ------------

                   TOTAL CURRENT LIABILITIES                                    5,287,829

Mortgage payable, less current maturity                                         1,757,584
                                                                             ------------

                   TOTAL LIABILITIES                                            7,045,413
                                                                             ------------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
   Preferred stock, no par, 800,000 shares authorized , none
          outstanding                                                              --
   Common stock, no par, 50,000,000 shares authorized, 7,233,700
          issued, and 7,133,700 outstanding                                     3,122,477
   Retained earnings                                                            4,999,023
   Less subscription notes receivable for 250,000 shares of common stock         (200,000)
   Treasury stock, 100,000 shares                                                (200,000)
   Unrealized holding gain on marketable securities
          (net of $315,300 income taxes)                                          522,570
                                                                             ------------

                   TOTAL STOCKHOLDERS' EQUITY                                   8,244,070
                                                                             ------------

                   TOTAL LIABILITIES AND STOCKHOLDERS'                       $ 15,289,483
                                                                             ============











                 See notes to Consolidated Financial Statements

                         CALL NOW, INC AND SUBSIDIARIES
                      Consolidated Statements of Operations
       For Three Months and Nine Months ended September 30, 1996 and 1995
                                   (UNAUDITED)

                                                           THREE MONTHS                 NINE MONTHS
                                                        ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                                        1996          1995          1996            1995
                                                    -----------    ----------    -----------    -----------
REVENUES:
   Gain on sale of marketable securities             $2,446,134    $  185,622    $ 6,148,027    $   185,622
   Interest                                              69,974        43,550        197,642         84,239
   Other                                                 17,923          --           22,731           --
                                                     ----------    ----------    -----------    -----------

                 TOTAL REVENUES                       2,534,031       229,172      6,368,400        269,861
                                                     ----------    ----------    -----------    -----------

COST AND EXPENSES:
   Selling, general, and administrative                 130,558       152,913        792,390        285,489
   Depreciation and amortization                          2,180         3,813         18,991         11,275
   Interest                                              25,252        26,290         58,438         90,726
   Loss from unconsolidated entity                       11,365          --          105,332           --
                                                     ----------    ----------    -----------    -----------

                 TOTAL COSTS AND EXPENSES               169,355       183,016        975,151        387,490
                                                     ----------    ----------    -----------    -----------


Income/(loss) from continuing operations before
    income taxes and extraordinary items              2,364,676        46,156      5,393,249       (117,629)

                 Income tax (expense)/benefit          (886,214)      (18,000)    (2,033,515)        43,000
                                                     ----------    ----------    -----------    -----------

Net income (loss) before extraordinary items          1,478,462        28,156      3,359,734        (74,629)

EXTRAORDINARY ITEMS:
   Loss from operation of discontinued subsidiary
            (less tax benefit of $94,000)              (154,856)      (40,202)      (154,856)      (198,564)
   Gain on disposal of subsidiary
            (less income taxes of $70,000)              113,677          --          113,677           --
   Gain on extinguishment of debt
            (less income taxes of $35,000)                 --            --           57,712           --
                                                     ----------    ----------    -----------    -----------

                                 NET INCOME (LOSS)   $1,437,283    $  (12,046)   $ 3,376,267    $  (273,193)
                                                     ==========    ==========    ===========    ===========


EARNINGS (LOSS) PER SHARE:
     Continuing operations                           $     0.20    $     0.00    $      0.46    $     (0.01)
     Operation of discontinued subsidiaries               (0.02)        (0.00)   $     (0.02)         (0.03)
     Gain on disposal of subsidiary                        0.02          --      $      0.02           --
     Gain on extinguishment of debt                        --            --      $      0.01           --
                                                     ----------    ----------    -----------    -----------
     Net income per share                            $     0.20    $     (.00)   $      0.47    $     (0.04)
                                                     ==========    ==========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
       OUTSTANDING - PRIMARY AND FULLY DILUTED        7,194,678     7,243,700      7,220,050      7,243,700
                                                     ==========    ==========    ===========    ===========




                 See notes to Consolidated Financial Statements

                         CALL NOW, INC AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For The Nine Months ended September 30, 1996 and 1995
                                   (Unaudited)

OPERATING ACTIVITIES:                                                           1996             1995
---------------------                                                        -----------       ---------
   Net income (loss)                                                         $ 3,376,267       $(273,123)
   Adjustments to reconcile net income to net cash
          used in operating activities:
               Depreciation and amortization                                      50,274          95,451
               Provision for doubtful accounts                                   (21,409)        136,689
               Deferred income taxes                                          (1,561,707)       (298,000)
               Gain on sale of securities                                     (6,148,027)       (185,622)
               Gain on sale of subsidiary                                       (183,677)           --
               Loss from unconsolidated entity                                   105,336            --
               Cancellation of stock for services                                 (8,000)           --
               Changes in assets and liabilities net of business sold
                   (Increase) decrease in assets:
                             Accounts receivable                                  19,415          44,013
                             Other current assets                                (11,784)        (27,904)
                             Other assets                                           (924)        (26,400)
                   Increase (decrease) in liabilities:
                             Accounts payable                                   (633,947)         15,973
                             Accrued expenses                                    134,551         (37,503)
                             Income taxes payable                              3,106,216         137,000
                                                                             -----------       ---------
CASH (USED) BY OPERATING ACTIVITIES                                           (1,777,416)       (419,426)
                                                                             -----------       ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                           (7,789)           --
   Cash transfer on sale of subsidiary                                           (44,014)           --
   Purchase of short term securities                                          (1,327,162)           --
   Purchase of marketable securities                                            (270,433)           --
   Proceeds from sale of marketable securities                                14,892,809       1,020,690
   Proceeds from sale of Retama Development Corp. Bonds                        1,740,000            --
   Investment in Cable-Sat Systems, Inc.                                        (546,000)       (500,000)
   Redemption of Cable-Sat Systems, Inc. preferred stock                         450,000            --
   Purchase of Retama Development Corp. Bonds                                 (8,438,130)           --
   Notes receivable                                                           (2,450,000)           --
   Purchase of land                                                             (593,060)           --
   Payment for acquisition of customer base                                      (26,150)           --
                                                                             -----------       ---------
CASH PROVIDED BY INVESTING ACTIVITIES                                          3,380,071         520,690
                                                                             -----------       ---------

FINANCING ACTIVITIES:
   Cash overdraft                                                                   --          (324,491)
   Proceeds from margin loan                                                        --           245,670
   Payments on margin loan                                                    (1,304,266)           --
   Payment on long term debt and capital lease obligations                       (26,178)        (12,466)
                                                                             -----------       ---------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                  (1,330,444)        (91,287)
                                                                             -----------       ---------

NET INCREASE IN CASH                                                             272,211           9,977
CASH, BEGINNING OF PERIOD                                                        241,256            --
                                                                             -----------       ---------

CASH, END OF PERIOD                                                          $   513,467       $   9,977
                                                                             ===========       =========


                 See Notes to Consolidated Financial Statements

                          CALL NOW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 1996 and 1995
                                   (UNAUDITED)

Supplementary information:
--------------------------
         Cash paid during the nine months for income taxes                           $  500,000
                                                                                     ----------

         Schedule of noncash investing and financing activities:
                  1.  Decrease in fair market value of marketable securities          2,770,130
                      Decrease in deferred income tax liability                       1,042,700
                                                                                     ----------
                           Net decrease in holding gain                              $1,727,430
                                                                                     ==========

                  2.  Fair market value of Cable-Sat dividend payable in
                       Common stock                                                  $  407,400
                                                                                     ----------

                  3.  Mortgage payable incurred in the purchase of land              $1,770,000
                                                                                     ----------

                  4. On August 20, 1996 the Company sold all of the assets and liabilities of its subsidiary ARN Communications Corp.

                           Fair value of assets sold                                 $  183,371
                           Liabilities sold                                            (167,048)
                                                                                     ----------
                                            Net assets sold                              16,323

                           Receipt of 100,000 shares of Call Now, Inc. common
                                    at fair market value                                200,000
                                                                                     ----------

                                            Gain on sale                             $  183,677
                                                                                     ==========

                         CALL NOW, INC AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                   For the Nine-Months ended September 30,1996
                                   (UNAUDITED)

                                                                                 SUBSCRIPTION
                                      COMMON STOCK          TREASURY STOCK     NOTES RECEIVABLE
                                   ---------------------  --------------------------------------  UNREALIZED
                                   NUMBER OF              NUMBER OF           NUMBER OF             HOLDING   RETAINED
                                    SHARES      AMOUNT     SHARES     AMOUNT   SHARES    AMOUNT      GAIN     EARNINGS     TOTAL
                                   ---------------------  --------------------------------------  ---------- ---------- ----------
BALANCE DECEMBER 31,1995           7,243,700  $3,130,477            $          250,000 $(200,000) $2,250,000 $2,030,156 $7,210,633

 Cancellation of shares              (10,000)     (8,000)                                                                   (8,000)

 Unrealized holding gain (decrease),
  net of income taxes                                                                             (1,727,430)           (1,727,430)

 Dividend declared (723,438 shares
  of Cable-Sat Systems, Inc.
   common stock)                                                                                               (407,400)  (407,400)

 Treasury stock                                           (100,000)  (200,000)                                            (200,000)

 Net income                                                                                                   3,376,267  3,376,267
                                   ---------------------  -------------------  -----------------  ---------- ---------- ----------

BALANCE, SEPTEMBER 30,1996         7,233,700  $3,122,477  (100,000) $(200,000) 250,000 $(200,000) $  522,570 $4,999,023 $8,244,070
                                   =====================  ===================  =================  ========== ========== ==========









                 See Notes to Consolidated Financial Statements

                                 CALL NOW, INC.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                               September 30, 1996

1. MARKETABLE             Marketable securities which are primarily Cable-Sat
   SECURITIES             Systems, Inc., Florida (CSSA), representing 6% of its
                          equity, are treated as available for sale and reported at fair value. Unrealized gains and losses are reported in stockholders' equity. The carrying value and approximate market value at September 30, 1996 are as follows:

                         Marketable securities, at amortized cost    $   893,732
                          Restricted for dividend purposes               407,400
                          Gross unrealized holding gain                  837,870
                                                                     -----------

                          Market and carrying value                  $ 2,139,002
                                                                     ===========

                          During the three months ended September 30, 1996 securities were sold for gross proceeds of $5,228,129 resulting in gross realized gains of $2,446,134. The cost basis of the securities sold was by specific identification and were all ICI securities. The net unrealized holding gain decreased by $1,625,395 for the three months ended September 30, 1996.

2. SHORT - TERM           On March 24, 1996 the Company  renewed an  agreement
   SECURITIES AND         with a broker-dealer whereby the Company executed a
   NOTES RECEIVABLE       secured demand note payable to the broker-dealer in
                          the amount of $1,155,000, without interest, payable on demand, collateralized by the pledge of 150,000 shares of ICI stock which is owned by the Company;
                          simultaneously, the broker-dealer signed a note payable to the Company in a like amount bearing interest at 12% per annum, maturing March 31, 1997.
                          During April 1996 the broker-dealer sold the shares of ICI stock and purchased a treasury bill in the amount of $1,199,441 to be used for collateral against the demand note of $1,155,000. The treasury bill was increased to $1,327,162 on September 28, 1996 and is included in short term securities- restricted.

                          Notes receivable were composed of the following:

                                Broker/dealer note                           $ 1,155,000
                                Howe, Solomon, and Hall                        1,950,000
                                Shareholder note                                 150,000
                                Liberty Mint note                                100,000
                                                                             -----------
                                        Total                                $ 3,355,000
                                                                             ===========

3. INVESTMENT IN          The Company acquired 550,000 shares (25.2%) of the
   UNCONSOLIDATED         outstanding common stock of Cable-Sat Systems, Inc.
   ENTITY                 (Cable-Sat) in August 1995 at a purchase price of
                          $500,000.  The purchase included warrants allowing
                          Call Now, Inc. to acquire an additional 320,000 shares of Cable-Sat common stock exercisable at $.92 per share. In March 1996, the company exercised the warrants at a reduced price of $.30 per share for total consideration of $96,000. Cable-Sat, a Florida corporation whose principal office is located in San
                          Jose, California is a development stage company specializing in high order data compression products for telecommunication, computer, satellite TV and video applications.

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

                          In September, Cable-Sat Systems, Inc. redeemed the perferred stock held by Call Now, Inc. for $450,000 and 150,000 share of shares of Cable-Sat Systems common stock.

4. INVESTMENT IN          On July 15,1996, Andice Development Co. (a wholly
   LAND                   owned subsidiary of Call Now, Inc.), acquired 118
                          acres of development property in Williamson County, Texas for a purchase price of $2,359,310. Under the terms of the purchase, the Company paid $589,310 and executed a seven year, 9% note in the amount of $1,770,000. The note requires the Company to make semi-annual principal and interest payments of $85,721.39 commencing on January 15, 1997 and ending
                          July 15, 2003, at which time, the entire remaining balance is due and payable. The following is a summary of annual principal payments due under this agreement:

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
                                                           ==========


5. INVESTMENT IN          On September 20, 1996 the company acquired $52,274,000
   RETAMA BONDS           of 54,040,000, 8.75%, term  bonds of the Retama
                          Development Corporation special Facilities Revenue
                          Bonds, Series 1993 for a purchase price of $10,300,000. The bonds are secured by a first mortgage on the Retama Park Horse Racing facility. In a simultaneous closing, the company sold 50% of the bonds to broker/dealer for a down payment of $1,740,000 and future payments of $1,950,000 to be paid prior to December 16, 1996. The broker/dealer also agreed to pay $7,600 for stock purchase options granting the right to acquire 760,000 shares of Call
                          Now, Inc. common stock at a purchase price of $2.60 per share.

6. INCOME TAXES           The components for the provision for income taxes are
                          as follows:

                                Current                             $ 3,606,216
                                Deferred                             (1,561,701)
                                                                    -----------
                                         Net income tax expense     $ 2,044,515
                                                                    ===========

7. STOCKHOLDER'S          On March 5, 1996, the board of directors of Call Now,
   EQUITY                 Inc. declared a stock dividend from the Company's
                          holdings of Cable-Sat Systems, Inc.'s common stock.
                          The dividend is payable to shareholders of record on March 12, 1996 ("the record date") on the basis of one share of Cable-Sat Systems, Inc. common stock for each ten shares of Call Now, Inc.'s common stock held on the record date. Such distribution is being registered by Cable-Sat Systems, Inc. under the Securities Act of 1933 (File # 333-6121) and stock certificates representing the Cable-Sat shares will be distributed to the Company's stockholders March
                          25,1997. After the distribution, the Company's holdings of Cable-Sat Systems, Inc common shares will be approximately 296,562.

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

                          The Company was a defendant in suits seeking to collect $750,000 which is alleged to be due to a long distance telephone service provider. The Company disputed the amount of the liability and provided $517,000 for such liability. On June 27, 1996 the Company negotiated a settlement payment of $425,000 which was paid in July 1996.

                          ICI gave notice to the Company of certain claims for indemnification arising from the sale of Phone One, Inc. to which the Company objected. ICI was seeking damages for alleged errors in Phone One, Inc.'s unaudited September 1994 financial statements and the uncollectibility of an account receivable of Phone One, Inc. ICI was seeking the return of 37,643 of its shares and $585,321 as damages. The Company filed an action against ICI seeking damages in excess of those sought by ICI for failure to comply with the terms of the agreement. In addition, the action alleges that ICI and Phone One, Inc. refused to enter into certain contracts with ARN at discounted rates. The parties agreed to binding arbitration which began in July 1995 and was pending before the American Arbitration Association. In July 1996 the Company settled all of ICI's claims by returning 22,357 shares of ICI's stock to ICI.

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

7. SALE OF                In August 1996 the Company executed an agreement to
   SUBSIDIARY             sell all of the assets and liabilities of its long
                          distance services company, ARN Communications, Corp.
                          (ARN). Under the terms of the agreement, the former
                          President of ARN will exchange one hundred thousand shares of Call Now, Inc. common stock for all of the assets and liabilities of ARN. Call Now, Inc. will retain ownership of the Corporation.


8. SUBSEQUENT             In November 1996 the Company purchased from Retama
                          Partners, Ltd. The principal amount of $39,275,000 of a Retama Development Corporation

                          Series 1993A note and $500,000 of a Retama Development Corporation Series 1993B note, as well as certain goodwill, enhancements as specified in the Agreement of Purchase and Sale. The Company issued 385,700 shares of its common stock in exchange for such notes. These notes are secured by a lien on the Retama Park Racetrack facilities, including real and personal property.