Form 10KSB40
period 1996-12-31
CALL NOW INC
filed 1997-03-31
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                  FORM 1O-KSB

X      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
-- Act of 1934 For the Fiscal Year Ended: December 31, 1996 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996).

Commission File No. 0-27160

                                CALL NOW, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

           Florida                                                      65-0337175
----------------------------------------                 -----------------------------------------
   (State of Incorporation)                                 (IRS Employer Identification No.)

        P.O.Box 531399
    Miami Shores, Florida                                                 33153
----------------------------------------                 -----------------------------------------
(Address of principal executive offices)                                (zip code)

Issuer's Telephone No.     (305) 751-5115
                       -----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.
                                  Yes   X                              No
                                       ---                                ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    X
                    ---
State issuer's revenues for twelve months ended December 31, 1996:   $6,027,481

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at March 19, 1997 was $10,964,375.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,519,400 shares of common stock, as of March 19, 1997.

                                  Documents
                          Incorporated by Reference
                                      NONE


Transitional Small Business Disclosure Format:  No

Item 1.  Description of Business.

         History and Recent Developments

         Call Now, Inc. (the "Company") was organized under the laws of the State of Florida on September 24, 1990 under the name Rad San, Inc. It changed its name to Phone One International, Inc. in January 1994 and to Call Now, Inc. in December 1994.

         The Company was formed to acquire the assets or securities of another business, through an acquisition of assets or securities, merger or other business combination.

         In July 1992 the Company acquired from unaffiliated parties $822,437 of promissory notes of APT Acquisition Corporation which operated switch-based long distance service through its wholly owned subsidiary, Phone One, Inc. ("Phone One") of Orlando, Florida, for 200,000 shares of the Company's common stock.

         In February 1993 the Company acquired all of the outstanding common stock of Doric, Inc. from William M. Allen, the Company's President, director, and majority shareholder, and his spouse in exchange for 1,800,000 shares of the Company's common stock. Doric owned a promissory note of Phone One, Inc. and its parent, APT Acquisition Corporation, in the approximate amount of $3.8 million. This note was secured by certain assets of Phone One, Inc. and 100% of the common stock of Phone One, Inc. and APT Acquisition Corporation. Phone One, Inc. and APT Acquisition Corporation had filed for protection under Chapter 11 of the Bankruptcy Act in January 1993. Doric acquired the note from Mr. Allen for a note in the amount of $750,000. Mr. Allen acquired the note from Resolution Trust Company for $750,000. The $750,000 note to Mr. Allen was exchanged for 7,500 shares of the Company's Class B Convertible Preferred Stock in December 1993. These shares were redeemed for $750,000 in 1994.

         On September 30, 1993, the Company disposed of the other assets of Doric, Inc., primarily a 12-1/2% interest in a thoroughbred stallion, to Mr. Allen in exchange for 55,300 shares of the Company's common stock in order to concentrate on the reorganization of APT Acquisition Corporation and Phone One,
Inc.   On such day the Company's common stock was quoted at bid $4.50 and asked
$5.25. Accordingly, the Board of Directors determined this was a reasonable price based upon the book value of the interest, expenses of maintaining the horse, its life expectancy and earnings history. The Company did not obtain an independent appraisal of the interest or solicit other bids.

         On January 1, 1994, the Company became a long distance and telecommunication service provider through acquisition of Phone One pursuant to a confirmed bankruptcy plan. The Company exchanged notes receivable and accrued interest in the face amount of $4,651,999 from Phone One and its former parent company, APT Acquisition, Inc., for 4,500,000 shares of new common stock of Phone One, Inc. Phone One became a wholly owned subsidiary of the Company. The combination was accounted for by the purchase method. In connection with the reorganization of Phone One, the Company agreed to raise capital to pay off certain liabilities of Phone One. The Company changed its name to Phone One International, Inc. in recognition of its entry into the long distance telephone business. During May 1994 the Company acquired the assets of a smaller alternative access long distance telephone provider, ARN Communications Corporation. Such assets were acquired for $350,000. Such assets were contributed to a new corporation wholly-owned by the Company, ARN Communications Corp. ("ARN"), which was organized to operate the acquired business. Alan Niederhoffer, part owner and President of ARN Communications Corporation was hired as a Vice President of the Company and served as President of ARN. See "Executive Compensation - Executive Employment Agreement" and "Certain Transactions". In February 1994 the Company acquired certain telecommunications assets, primarily long distance telephone customers, from Telecommunications Services, Inc. in exchange for 234,000 shares of the Company's common stock.

         Effective November 30, 1994, the Company sold its shares of Phone One for 740,000 shares of Intermedia Communications of Florida, Inc. (ICI). The Company has subsequently sold substantially all of such ICI shares.

         In August 1995 the Company acquired 25% of the outstanding common shares of Compressent Corporation (f/k/a Cable Sat Systems, Inc.) and a warrant to purchase an additional 13% of Compressent's Common Stock. The cost of such shares and warrant was $500,000. Compressent is a developmental stage company which is developing high order data compression products for telecommunications, computers, satellite communications and video applications. Its first announced product is a software program for sending color facsimile. Edward T. Kalinowski, who provided financial consultant services to and is a shareholder of the Company, was a founder of Compressent Corporation and is a shareholder of Compressent Corporation. Additional shares were purchased in February 1996. The Company declared and distributed a dividend of 723,438 shares of Compressent common stock to its shareholders of record as of March 12, 1996. The Company still holds 296,562 shares of Compressent common stock. See "Certain Relationships and Related Transactions."

        On July 15, 1996, Andice Development Co. (a wholly-owned subsidiary of Call Now, Inc.) acquired 118 acres of development property in Williamson County, Texas for a purchase price of $2,363,060. Under the terms of the purchase, the Company paid $593,060 and executed a seven year, 9% note in the amount of $1,770,000. The note requires the Company to make semi-annual principal and interest payments of $85,721 commencing on January 15, 1997 and ending July 15, 2003, at which time, the entire remaining balance of $1,655,056 is due and payable. The Company is still formulating its plans for this property.

         In August 1996 the Company decided to exit the long distance telephone business due to the competitive environment and its inability to develop its business to the point of profitability. The business was sold to Alan Niederhoffer, formerly the Company's Vice President and President of its ARN subsidiary for 100,000 shares of Company's common stock owned by Niederhoffer and assumption of substantially all of the liabilities of ARN.

         On September 29, 1996 the Company acquired $52,274,000 of $54,040,000, 8.75%, term bonds of the Retama Development Corporation Special Facilities Revenue Bonds, Series 1993 for a purchase price of $10,300,000. The bonds are secured by a first mortgage on the Retama Park Horse Racing facility. In a simultaneous closing, the Company sold 50% of the bonds to a broker/dealer for a down payment of $1,740,000 and future payments of $1,950,000. The broker/dealer also agreed to pay $7,600 for stock purchase options granting the right to acquire 760,000 shares of Call Now, Inc. common stock at a purchase price of $2.60 per share. The broker/dealer paid $1,100,000 of the obligation in November 1996, leaving a balance due of $850,000 which is past due.

         In November 1996 the Company purchased from Retama Partners, Ltd. the principal amount of $39,275,000 of a Retama Development Corporation Series A note and $500,000 of a Retama Development Corporation Series 1993B note. The Company issued 385,700 shares of its common stock in exchange for such notes. These notes are secured by a second lien on the Retama Park Racetrack facilities, including real and personal property.

         On March 26, 1997, the Company participated in the defeasance of the RDC bonds and notes held by it, and received $3,640,000, 7% Series 1997 A Bonds and $45,201,000, 8% Series 1997 B Bonds as part of the defeasance. As part of the transaction, the Company collected the $850,000 receivable and approximately $450,000 cash.

         General

         The Company's new direction, as disclosed above, is the ownership and development of real estate interests.

         In 1997, the Company hired a President with extensive real estate development experience.

         Employees

         The Company has 6 full-time employees, including 4 executive employees.

Item 2.  Description of Property.

        The Company's executive offices are provided by its Chairman on a month to month basis. For the year ended December 31, 1996, the Company paid $30,000 to Mr. Allen for the rental expenses of such facility. Such facility was purchased by the President for $300,000 in 1991. The Company has agreed to purchase such facility from its Chairman for the current appraised value of $410,000 payable in Company common stock. Such property includes 38,274 square feet of property and a 3,698 sq.ft. building.

Item 3.   Legal Proceedings.

         The Company is defendant in a suit filed in 1994 in Circuit Court, Dade County, Florida by Raymond Beahn seeking damages of $500,000 for breach of contract of employment as President of the Company. The Company denies that Mr. Beahn was ever employed as President of the Company. A copy of the Company's letter agreement with Mr. Beahn is filed as Exhibit 8.8 to Company's Form 10-KSB for year ended December 31, 1995.

         Although the Company does not believe that the outcome of the foregoing matter will have a material effect on the financial position or results of operations of the Company, such case will be tried before a jury and there can be no assurance as to the outcome.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         None.


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock has been trading on the over-the-counter market since March 25, 1993. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                 High bid                 Low bid
                                                 --------                 -------
January 1, 1995 through March 31, 1995             2                         1-1/4

April 1, 1995 through June 30, 1995                2-1/2                     1

July 1, 1995 through September 30, 1995            2-3/8                     1-1/4

October 2, 1995 through December 29, 1995          2-1/4                     3/4



January 1, 1996 through March 31, 1996             1-1/2                     3/4

April 1, 1996 through June 30, 1996                3-3/8                     3/4

July 1, 1996 through September 30, 1996            3-3/8                     1-1/4

October 1, 1996 through December 31, 1996          2                         1

         The Company paid a dividend of one share of Cable Sat Systems, Inc. common stock for each ten shares of Company common stock to its stockholders of record on March 12, 1996. The Company has not established a policy of payment of regular dividends on its common stock. There are no restrictions on the payment of dividends. As of March 17, 1997 there were approximately 307 registered holders of record of the Company's common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Year Ended December 31, 1996 compared to 1995

         Results of Operations:

         a.         Income

         The Company's revenues for the year ended December, 31, 1996 were $6,027,481 as compared to $400,327 for the year ended December 31, 1995. The increase in revenues is primarily attributable to the Company's sale of its investment in Intermedia Communications common stock amounting to $6,704,067 and gain on redemption of Compressent preferred stock of $900,000, offset by loss on sale of Retama Development Corporation Bonds of $1,719,038 for the year ended December 1996 compared to a gain of $229,715 from the sale of securities for the year ended December 1995. Interest income for the year ended December 1996 was $262,250 compared to $143,918 for the year ended December 1995. The increase in interest income was the result of investment of higher cash balances during the course of the year.

         b.         Expenses

                 (1) Selling, General, and Administrative

         Expense for the year ended December 1996 was $1,279,638 compared to $687,515 for the year ended December 1995. The increased expenses for the year were attributable to additional salary and travel expenses. During 1996 the Company compensated its Chief Executive Officer, Chief Financial Officer, and other administrative employees. These salaries added approximately $400,000 to operating cost in the current year. Travel expense increased due to travel requirement associated with the acquisition of the Retama Park Bonds.

                 (2) Depreciation and Amortization

         Expense for the year ended December 1996 decreased to $23,380 from $28,423 for the year ended December 31, 1995. The decrease was the result of full depreciation of certain assets, during the prior year.

                 (3) Interest

         Expense for the year ended December 31, 1996 was $98,263 compared to $114,753 for the year ended December 31, 1995. Interest for the year declined as a result of payment of the margin loan in the first quarter of 1996. However, interest expense during the second half of 1996 trended upward again as result of interest relating to the debt on the property acquired in Williamson County, Texas.

                 (4) Loss from unconsolidated entity

         Loss recognized on the Company's investment in Compressent Corporation for the year ended December 1996 was $60,808 compared to $71,515 for the year ended December 1995. The Company accounted for its investment in Compressent on the equity method while it owned greater than 20% of outstanding stock. After the dividend of Compressent to the Company's shareholders, it owned less than 20% and does not maintain significant influence and control over Compressant and, accordingly, carries its investment at cost.

         c.  Discontinued Operations.

                 (1) Loss from operation of discontinued subsidiary

         Call Now, Inc. discontinued operation of ARN Communications, Corp.,
its long distance resale subsidiary in August 1996.   Losses for the December
1996 and 1995 years (net of income tax benefits) were $29,108 and $328,201, respectively.

                 (2) Gain on disposal of subsidiary

         Call Now, Inc. sold certain assets and liabilities of ARN Communications, Corp. in exchange for 100,000 shares of Call Now, Inc.'s common stock held by the purchaser. As a result of this transaction the Company recognized a gain (net of income taxes) of $114,677 for the year ended December 1996.

         d. Net Income vs. Net Loss

         The Company had net income of $2,934,743 for 1996 compared to a net loss of $641,223 for 1995. This increase is due principally to the gain on sale of marketable securities.

         Liquidity and Capital Resources:

         During 1996 the Company sold marketable securities for gross proceeds of $17,110,180, (of which $14,585,362 was from the sale of ICI stock), compared to $1,235,120 in 1995.

         During 1996, the Company's operating activities used cash of $1,830,680 compared to cash used in 1995 of $553,648. Such increase in the use of cash related primarily to increased general and administrative expenses and payment of prior years' accounts payable.

         Cash flow provided from investing activities was $4,589,988 in 1996 versus $732,783 in 1995. The increased cash flow from investing activities resulted from the sale of Intermedia Communications common stock, the sale of the Retama Development Corp. Bonds, and the redemption of the Compressent Preferred stock offset by the purchase of Retama Development Corp. Bonds.

         Cash used in financing activities in 1996 was $1,330,444 used for the repayment of a margin loan in the amount of $1,304,266 and capital lease payments of $26,178. In 1995, $62,121 was provided by borrowing activities.

         The Company has investments in the common stock of Intermedia Communications of Florida, Inc. and Compressent Such investments do not generate revenues for the Company directly. The Company has been meeting its working capital requirements out of the proceeds from ICI stock sales.

         In addition, the Company has entered into an agreement with Barron Chase Securities, Inc. whereby the Company executed a secured demand note
payable to Barron Chase in the amount of $1,155,000.   Under the terms of the
agreement the Company has purchased $1,241,260 in U.S. Treasury Bills as security for the demand note. Simultaneously, the broker-dealer signed a note payable to the Company in a like amount bearing rates at 12% per annum.
The note pays the Company $11,550 per month which the Company utilizes as working capital. Such arrangement terminates on March 31, 1998.

         The Company believes that it has adequate financial resources to fund its operations for the current fiscal year in view of its substantial working capital.

         The Company has been advised by the Securities and Exchange Commission that it may be considered an investment company and therefore subject to certain provisions of the Investment Company Act of 1940. The Company does not believe it is an investment company and has taken the following actions

         1. On July 15, 1996 the Company acquired 118.34 acres of land for development for $2,363,060. Such land is located in Williamson County, Texas. The Company executed a purchase money mortgage in connection with the purchase which is payable in semi-annual installments of $85,721 beginning on January 15, 1997, including interest at 9% with the entire unpaid balance of $1,655,056 due on July 15, 2003. The Company paid $593,060 at closing from its working capital. The land is currently vacant and the Company plans to begin development of the property in 1997. The Company is still formulating its plans for the property.

         2. The Registrant disposed of its shares of Intermedia Communications, Inc. which it received in December 1994 in connection with disposition of Phone One, Inc. It currently owns less than 200 of such shares.

         3. In August 1996 Registrant disposed of its remaining long distance telephone business for 100,000 shares of the Company's common stock, plus assumption by Buyer of certain liabilities of the Registrant. The business was sold to a former employee and officer of Registrant.

         4. In September and October 1996 the Company acquired certain secured bonds issued by Retama Development Corporation of Selma, Texas. The bonds are secured by a lien on real estate which includes the Retama Park Racetrack in suburban San Antonio, Texas.

         5. The balance of the Company's holdings in Compressent were registered by Compressent in its recent registration statement on Form S-1. By agreement with the underwriter, such shares may not be sold until September 25, 1997.

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

Item 7.  Financial Statements.


                                                                                             Page
                                                                                             ----
         Index to Consolidated Financial Statements

         Independent Auditors' Report                                                         F-1

         Consolidated Financial Statements:

                 Consolidated Balance Sheet, December 31, 1996                                F-2

                 Consolidated Statements of Operations, years ended
                 December 31, 1996 and 1995                                                   F-4

                 Consolidated Statements of Changes in Stockholders'
                 Equity, years ended December 31, 1996 and 1995                               F-5

                 Consolidated Statements of Cash Flows, years  ended
                 December 31, 1996 and 1995                                                   F-6

                 Summary of Accounting Policies                                               F-8

                 Notes to Consolidated Financial Statements.                                  F-11

Item 8.  Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosures.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Corporate Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:



              Name                         Age              Position
         --------------------              ---              --------
         William M. Allen                  68               Chairman and Director

         Bryan P. Brown                    35               President and Director

         James D. Grainger                 65               Chief Financial Officer

         Susan Lurvey                      32               Secretary

         Max D. Allen                      66               Director

         Robert C. Buffkin                 65               Director


         William M. Allen has been President and director from June 1992 and Chairman from February 1997. He has been managing partner of Black Chip Stables from 1982 to date and President of Doric, Inc. from 1985 until its merger with the Company in 1994. He has served as President of Kamm Corporation from 1985 to date and President of Kamm Life from 1985 to date. He was Chairman and CEO of Academy Insurance Group from 1975 to 1984.

         Bryan P. Brown was elected as President and director in 1997. He was previously President of Riverwood, a master plan golf course community in Port Charlotte, Florida. He served as Treasurer of the Mariner Group, Inc. and Assistant Vice President of First Union National Bank and First Republic Bank.

         James D. Grainger was elected Chief Financial Officer in 1996. He has been a certified public accountant since 1964 and maintains an outside accounting practice.

         Susan Lurvey has been the secretary since June 1992. She has served as executive secretary to Mr. Allen since 1987.

         Max D. Allen was elected as a director in October 1994. From 1993 to 1994 he was a general agent for Investors Life Insurance Co. From 1990 through 1993 he was President of Association Advisors, Inc. He was an agent for American Life Casualty Insurance Co. from 1990-1992. He has also been active in land development since 1992 as partner of Fountainwood Estates, a land development subdivision.

         Robert C. Buffkin has been a business consultant specializing in associations and insurance since 1974. He was elected as a director in 1996.

         William M. Allen and Max D. Allen are cousins. Bryan P. Brown is William M. Allen's son-in-law.

         Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company's knowledge, all reports required to be filed were timely filed in fiscal 1996.

Item 10.         Executive Compensation.

                           Summary Compensation Table

Name and                                                                                      Other Annual
Principal Position                         Year             Salary           Bonus            Compensation
------------------                         ----             ------           -----            ------------
William M. Allen                           1996             240,000           -0-                   -0-
Chairman                                   1995                 -0-           -0-                   -0-
                                           1994                 -0-           -0-                   -0-

         There are no long term compensation or other compensation plans.

         Director Compensation

         Non-officer directors are entitled to a fee of $2,000 for attendance at meetings of the Board of Directors, plus reimbursement for reasonable travel expenses.



Item 11.         Security Ownership of Certain Beneficial Owners and
                 Management.

         The following table sets forth, as of March 1997, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.


                                                                      Percent of
                                   Number of                         Outstanding
Name and Address                   Shares                            Common Stock
----------------                   ----------                        -------------
William M. Allen
P.O.Box 531399
Miami Shores, FL  33153           3,854,500(1)                            51%



Max D. Allen                         40,000                                *

James D. Grainger                    40,300                                *

Robert C. Buffkin                    11,000                                *

Susan Lurvey                         20,000                                *

Bryan P. Brown                       45,000                                *

Officers and Directors
as a group (6 Persons)            4,010,800(2)                            53%

(1) Includes 890,000 shares owned by William M. Allen's wife as to which he disclaims any beneficial interest..

*Less than 2%.

Item 12.         Certain Relationships and Related Transactions.

         On June 4, 1992 William M. Allen purchased 2,670,000 shares of the Company's common stock for $100,000 cash and transfer of certain furniture and equipment which has been valued at $100,000 on the Company's books.

         In February 1993 William M. Allen and his spouse exchanged all of the outstanding shares of Doric, Inc. for 1,800,000 shares of Company common stock.

         In August 1993 the Company sold 710,000 shares of its common stock to several of its officers, directors and consultants at $.80 per share which must be paid within five years. The Company and the purchasers could agree to accept payment in the form of services rendered to the Company. The Company did recognize payment in the form of consulting fees to the following officers and directors as follows in connection with such sales:



                                                                    Shares
                 William R. Williams (former director)              100,000 shares
                 Larry Cornwell (former officer)                     25,000 shares
                 Susan Lurvey (Secretary)                            20,000 shares

         In September 1993 William M. Allen exchanged the interest in a thoroughbred stallion owned by the Company's Doric, Inc. subsidiary for 55,300 shares of the Company common stock.

         In December 1993 William M. Allen exchanged a $750,000 note issued by Doric, Inc. for 7,500 shares of the Company's Class B Preferred Stock which were redeemed in 1994. The Company incurred interest expense of $26,385 on this note calculated at the rate of 10% per annum.

         During May 1994 the Company acquired the assets of a smaller alternative access long distance telephone provider, ARN Communications Corporation. Such assets were acquired for $350,000. Such assets were contributed to a new corporation wholly-owned by the Company, ARN Communications Corp., which was organized to operate the acquired business. Alan Niederhoffer, part owner and President of ARN Communications Corporation was hired as a Vice President of the Company and served as President of ARN Communications Corp. See "Executive Compensation - Executive Employment Agreement" and "Certain Transactions".

         The Company believes that the foregoing transactions are no less favorable to the Company than could be obtained from non-affiliated parties.

         In August 1995 the Company acquired 25% of the outstanding common shares of Compressent Corporation and a warrant to purchase an additional 13% of Compressent's Common Stock. The cost of such shares and warrant was $500,000. Compressent is a developmental stage company which is developing high order data compression products for telecommunications, computers, satellite communications and video applications. Edward T. Kalinowski, who provided financial consultant services to, and is a shareholder of, the Company, was a founder of Compressent, and is a shareholder of Compressent.

         Consulting fees aggregating approximately $297,000 and $152,000 were paid to certain shareholders of the Company in 1996 and 1995, respectively.

         In 1996, the Company paid $52,234 to Robert C. Buffkin, a director, for services rendered.

         In December 1996 the Company loaned Bryan P. Brown $92,838 with interest at 8%. The loan is due December 1998.


                                    PART IV

Item 13.         Exhibits and Reports on Form 8-K.

         (a) Certain of the exhibits listed below are incorporated by reference to previously filed registration statement and reports as indicated in the "Incorporated by Reference Note" column and notes below.

                          Incorporated by
Exhibit No.               Reference Note                    Description
-----------               --------------                    -----------
3(a)                      A                                 Articles of Incorporation of the Registrant

3(b)                      B. C, D. E                        Articles of Amendment to Articles of Incorporation

3(c)                      F                                 By-Laws of the Registrant

8.2                       G                                 Agreement of Purchase and Sale dated May 12, 1994
                                                            relating to purchase of long distance telephone
                                                            business of ARN Communications Corporation

8.3                       H                                 Employment Agreement of Alan R. Niederhoffer

8.4                       I                                 Agreement dated February 21, 1994 and
                                                            Amendment dated February 28, 1994
                                                            relating to acquisition of certain assets
                                                            of Telecommunication Services, Inc.

8.5                       J                                 Acquisition Agreement relating to sale of
                                                            Phone One, Inc. subsidiary

8.6                       K                                 Letter Agreement with Raymond Beahn

8.7                       L                                 Agreement with Barron Chase Securities, Inc.

8.8                       M                                 Agreement with Hall Solomon & Howe Financial,
                                                            Inc. dated 10/17/96 covering purchase of Retama
                                                            Development Corp. bonds

8.9                       N                                 Agreement with Retama Park Association,
                                                            Inc., Retama Partners, Ltd. and Retama Park
                                                            Management Co. L.C. relating to purchase of
                                                            certain Retama Development Corp. Notes.

8.10                      O                                 Agreement to  purchase certain real estate in Texas.



8.11                      P                     Agreement to sell assets of ARN
                                                Communication Corp.


Incorporation by Reference Notes:

Note             Incorporation by Reference

A Incorporated by Reference to Exhibit 1.1 to Registration Statement No. 33-37608 on Form S-18

B Incorporated by Reference to Exhibit A to Form 8-K dated December 8, 1992

C Incorporated by Reference to Exhibit 1.2 to Form 10-KSB for six months ended December 31, 1993

D Incorporated by Reference to Exhibit 1.3 to Form 10-KSB for six months ended December 31, 1993

E Incorporated by Reference to Exhibit C to Form 8-K filed December 14, 1994

F Incorporated by Reference to Exhibit 3.2 to Registration Statement No. 33-37608 on Form S-18

G Incorporated by Reference to Exhibit 1 to Form 8-K dated May 27, 1994

H Incorporated by Reference to Exhibit 2 to Form 8-K dated May 27, 1994

I Incorporated by Reference to Exhibit 1 to Form 8-K dated May 9, 1994

J Incorporated by Reference to Exhibit A to Form 8-K filed December 14, 1994

K Incorporated by Reference to Exhibit 8.8 of Form 10-KSB for year ended December 31, 1996

L Incorporated by reference to Exhibit 8.9 of Form 10-KSB for year ended December 31, 1996

M                Incorporated by reference to Exhibit A of Form 8-K filed
                 November 21, 1996

N                Incorporated by reference to Exhibit B of Form 8-K filed
                 November 21, 1996

O                Incorporated by reference to Exhibit C of Form 8-K filed
                 November 21, 1996

P                Incorporated by reference to Exhibit D of Form 8-K filed
                 November 21, 1996

(b) The Company filed a report on Form 8-K on November 21, 1996 reporting acquisitions and dispositions of assets.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CALL NOW,  INC.



March 28, 1997                           By: s/Bryan P. Brown
                                             ------------------------
                                               Bryan P. Brown
                                               President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



s/William M.Allen                                                            March 28, 1997
-----------------
William M. Allen, Chairman and
Director  (Principal Executive Officer)


s/Bryan P. Brown
----------------
Bryan P. Brown                                                               March 28, 1997
President and Director


s/ Max D. Allen
---------------
Max D. Allen, Director                                                       March 28, 1997


s/ James. D. Grainger
---------------------
James D. Grainger                                                            March 28, 1997
(Chief Financial Officer)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Call Now, Inc.
Miami Shores, Florida

We have audited the accompanying consolidated balance sheet of Call Now, Inc. (formerly Phone One International, Inc.) and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Call Now, Inc. and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





Miami, Florida                                                  BDO Seidman, LLP
March 12, 1997, except
  for Note 11 which is
  as of March 26, 1997

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                                      CONSOLIDATED BALANCE SHEET

================================================================================


December 31,                                                                                         1996
-------------------------------------------------------------------------------------------------------------
Assets

Current
  Cash                                                                                       $      1,670,120
  Marketable securities - at market value (Notes 2 and 3):
   Unrestricted                                                                                     7,293,429
   Restricted                                                                                       1,241,260
  Notes and loans receivable (Note 3)                                                               2,252,592
  Other                                                                                                21,956
-------------------------------------------------------------------------------------------------------------
Total current assets                                                                               12,479,357


Furniture and equipment (less accumulated
  depreciation of $68,544)                                                                             49,704


Land held for development (Note 4)                                                                  2,363,060


Note receivable (Note 3)                                                                               92,837

Other assets                                                                                           68,110
-------------------------------------------------------------------------------------------------------------
                                                                                             $     15,053,068
=============================================================================================================

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                                      CONSOLIDATED BALANCE SHEET
                                                                     (CONTINUED)
================================================================================


December 31,                                                                                         1996
-------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current
  Accounts payable                                                                           $        488,544
  Accrued expenses                                                                                    112,912
  Note payable (Note 3)                                                                             1,155,000
  Deferred income taxes (Note 7)                                                                      357,150
  Income taxes payable                                                                              2,767,732
  Current maturity of mortgage payable (Note 4)                                                        12,416
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                           4,893,754

Mortgage payable, less current maturity (Note 4)                                                    1,757,584
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                   6,651,338
-------------------------------------------------------------------------------------------------------------
Contingencies (Note 10)
-------------------------------------------------------------------------------------------------------------
Stockholders' equity (Note 5)
  Preferred stock, no par, shares authorized 800,000,
   none outstanding                                                                                         -
  Common stock, no par, shares authorized 50,000,000,
   7,519,400 issued and outstanding                                                                 3,259,965
  Retained earnings                                                                                 4,747,868
  Less subscription notes receivable for 250,000 shares
   of common stock                                                                                   (200,000)
  Unrealized holding gain on marketable securities, net of
   $357,150 income taxes (Note 2)                                                                     593,897
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                          8,401,730
-------------------------------------------------------------------------------------------------------------
                                                                                             $     15,053,068
=============================================================================================================



       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================


Years ended December 31,                                                           1996              1995
-------------------------------------------------------------------------------------------------------------
Other Income:
  Gain on disposal of marketable securities                                $       5,695,732   $      229,715
  Interest income                                                                    262,250          143,918
  Miscellaneous                                                                       69,499           26,694
-------------------------------------------------------------------------------------------------------------
                                                                                   6,027,481          400,327
-------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Selling, general and administrative                                              1,279,638          687,515
  Interest                                                                            98,263          114,753
  Loss from unconsolidated entity                                                     60,808           71,515
  Depreciation and amortization                                                       23,380           28,423
-------------------------------------------------------------------------------------------------------------
                                                                                   1,462,089          902,206
-------------------------------------------------------------------------------------------------------------
Income (Loss) From Continuing Operations
  Before Income Taxes and Discontinued Operations                                  4,565,392         (501,879)

Income Tax (Expense) Benefit (Note 7)                                             (1,716,218)         188,857
-------------------------------------------------------------------------------------------------------------
Income (Loss) Before Discontinued Operations                                       2,849,174         (313,022)

Discontinued Operations (Note 1):
  Loss from operation of discontinued subsidiary
   (less tax benefit of $17,500 and $188,984, respectively)                          (29,108)        (328,201)
  Gain on disposal of subsidiary
   (less income taxes of $69,000)                                                    114,677                -
-------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                          $       2,934,743   $     (641,223)
=============================================================================================================
Earnings (Loss) Per Share:
  Continuing operations                                                    $            0.39   $        (0.04)
  Operations of discontinued subsidiary                                    $               -   $        (0.05)
  Gain on disposal of subsidiary                                           $            0.01   $            -
-------------------------------------------------------------------------------------------------------------
  Net income per share                                                     $            0.40   $        (0.09)
=============================================================================================================
  Weighted average number of common shares outstanding
   - primary and fully diluted                                                     7,278,257        7,243,700
=============================================================================================================


       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                        (NOTE 5)
================================================================================



Years ended December 31, 1996 and 1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Subscription
                                             Common Stock         Notes Receivable
                                       -----------------------  --------------------    Unrealized
                                        Number of                Number of               Holding      Retained
                                         Shares     Amount       Shares      Amount       Gain (Loss) Earnings        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1994           7,243,700  $ 3,130,477    440,000   $  (352,000)  $   (115,000)  $  2,671,379  $  5,334,856

Collection of stock subscription
  notes receivable                            -            -   (190,000)      152,000              -              -       152,000

Unrealized holding gain, net
  of income taxes                             -            -          -             -       2,365,000             -     2,365,000

Net loss                                      -            -          -             -               -      (641,223)     (641,223)
------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1995           7,243,700  $ 3,130,477    250,000   $  (200,000)  $   2,250,000  $  2,030,156  $  7,210,633

Cancellation of shares                  (10,000)      (8,000)         -            -                -             -        (8,000)

Unrealized holding gain,
  Net of income taxes                         -            -          -            -       (1,656,103)            -    (1,656,103)

Property dividend                             -            -          -            -                -      (217,031)     (217,031)

Common stock received (and retired)
  in connection with disposition
  of subsidiary (Note 1)               (100,000)    (200,000)         -            -                -             -      (200,000)

Issue of common stock for purchase
  of marketable securities              385,700      337,488          -            -                -             -       337,488

Net income                                    -            -          -            -                -     2,934,743     2,934,743
------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1996           7,519,400  $ 3,259,965    250,000  $  (200,000)     $   593,897  $  4,747,868  $  8,401,730
====================================================================================================================================


       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        (NOTE 9)
================================================================================



Years ended December 31,                                                           1996              1995
-------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income (loss)                                                   $       2,934,743      $       (641,223)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                               54,667               233,600
     Cancellation of stock for services                                          (8,000)                    -
     Reduction in stock subscription notes receivable                                 -               152,000
     Provision for doubtful accounts                                             19,167               167,267
     Deferred income tax                                                              -              (377,841)
     Gain on disposal of marketable securities                               (5,695,732)             (229,715)
     Gain on disposal of subsidiary                                            (183,677)                    -
     Loss from unconsolidated entity                                             60,808                71,515
     Change in assets and liabilities, net of businesses
         disposed of:
         (Increase) decrease in:
          Accounts receivables                                                  (21,161)              127,282
          Other current assets                                                      895               (13,190)
          Other assets                                                           (8,978)              (18,767)
         Increase (decrease) in:
          Accounts payable                                                     (225,946)                9,208
          Accrued expenses                                                       24,321               (33,784)
          Income taxes payable                                                1,218,213                     -
-------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                            (1,830,680)             (553,648)
-------------------------------------------------------------------------------------------------------------

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (CONTINUED) (NOTE 9)
================================================================================


Years ended December 31,                                                      1996                 1995
-------------------------------------------------------------------------------------------------------------
Investing Activities:
  Capital expenditures                                                           (8,846)               (4,932)
  Cash transfer on sale of subsidiary                                           (44,014)                    -
  Purchase of marketable securities                                         (10,657,693)             (202,140)
  Proceeds from sale of marketable securities                                17,110,180               939,855
  Advances and loans                                                         (1,190,429)                    -
  Purchase of land                                                             (593,060)                    -
  Payment for acquisition of customer base                                      (26,150)                    -
-------------------------------------------------------------------------------------------------------------
Cash provided by investing activities                                         4,589,988               732,783
-------------------------------------------------------------------------------------------------------------
Financing Activities:
  Cash overdraft                                                                      -              (324,491)
  Proceeds from margin loan                                                           -             1,637,764
  Payments on margin loan                                                    (1,304,266)           (1,235,120)
  Payment on long term debt and capital lease obligations                       (26,178)              (16,032)
-------------------------------------------------------------------------------------------------------------
Cash (used in) provided by financing activities                              (1,330,444)               62,121
-------------------------------------------------------------------------------------------------------------
Net increase in cash                                                          1,428,864               241,256
Cash, beginning of year                                                         241,256                     -
-------------------------------------------------------------------------------------------------------------
Cash, end of year                                                     $       1,670,120        $      241,256
=============================================================================================================


       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================


 Nature of Business            After exiting the long distance telephone
                               business in 1996, the Company has redeployed its assets into other ventures including the acquisition of (i) 118 acres of land in Williamson County, Texas which it intends to develop and (ii) $46,000,000 face amount bonds and notes secured by a lien on the Retama Park
                               Horse Racing facility in suburban San Antonio,
                               Texas.

 Principles of                 The accompanying consolidated financial
 Consolidation                 statements include the accounts of Call Now,
                               Inc. and its wholly-owned subsidiaries ARN
                               Communications Corp. ("ARN") and Andice
                               Development Co. (collectively "the Company").
                               Investments in which the Company does not have a majority voting or financial controlling interest were accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation.

 Marketable                    In accordance with Statement of Financial
 Securities                    Accounting Standards No. 115, "Accounting for
                               Certain Investments in Debt and Equity
                               Securities," (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At
                               December 31, 1996, the Company classified its investment portfolio as available for sale and held to maturity. Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity.

                               Gain or losses from the sale or redemption of the investments are determined using the specific identification method.

 Furniture and                 Furniture and equipment are recorded at cost
 Equipment                     and are depreciated over their estimated useful
                               lives (which range from three to seven years) using the straight line method.

 Income Taxes                  The Company accounts for income taxes pursuant
                               to the provisions of the Financial Accounting
                               Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================


                               tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

 Earnings per                  Net income per common share has been computed
 Common Share                  by dividing income applicable to common
                               shareholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. In
                               1996 and 1995, common stock equivalents were anti-dilutive.

 Uninsured Cash                The Company maintains its cash balances at
 Balances                      several financial institutions located in South
                               Florida. Accounts at the institutions are secured by the Federal Deposit Insurance
                               Corporation up to $100,000. Periodically, balances may exceed this amount. At December
                               31, 1996, uninsured balances were $1,357,497.

 Concentration of              The Company's current business involves two
 Credit                        ventures which are interest rate sensitive.
 Risk/Economic                 First, is ownership of tax exempt bonds secured
 Dependency                    by a first mortgage on the Retama Park Horse
                               Racing Facility near San Antonio, Texas. The second, is ownership of development property in Williamson County, Texas (near San Antonio,
                               Texas).  Both ventures are dependent on
                               continued economic prosperity in the San Antonio metropolitan area.

 Comparability                 Certain 1995 balances have been reclassified to
                               conform with the 1996 financial statement presentations.

 Preparation of                The preparation of financial statements in
 Financial                     conformity with generally accepted accounting
 Statements                    principles requires management to make estimates
                               and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Fair Value of                 The carrying value of financial instruments
 Financial                     including marketable securities, notes and loans
 Instruments                   receivables, accounts payable and notes payable
                               approximate their fair values at December 31, 1996.

 Long-Lived Assets             In March 1995, the Financial Accounting
                               Standards Board ("FASB") issued Statement of
                               Financial Accounting Standards No. 121
                               "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

                               included as a component of income from
                               continuing operations before taxes on income. The Company has adopted SFAS No. 121 as of January 1, 1996 and its implementation did not have a material effect on the financial statements.

 Stock Based                   In October 1995, FASB issued SFAS No. 123,
 Compensation                  "Accounting for Stock Based Compensation."  SFAS
                               No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The
                               Company did not adopt the fair value based method but instead discloses the effects of the calculation required by the statement.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


 1.   Disposition of           Effective August 1996, the Company sold the
      Subsidiary               assets and liabilities of its long distance
                               services company, ARN. Under the terms of the agreement, the former President of ARN exchanged one hundred thousand shares valued at $200,000 of Call Now, Inc. common stock for all of the assets and liabilities of ARN.

                               The following is the condensed financial information of ARN at August 20, 1996 and the results of its operations for the period then ended:


                                Assets:
                                  Current assets                                               $         126,423
                                  Property and equipment                                                  14,388
                                  Other assets                                                            42,560
                                --------------------------------------------------------------------------------
                                Total assets                                                   $         183,371
                                ================================================================================
                                Liabilities and stockholder's equity:
                                  Current liabilities                                          $         167,048
                                  Capital                                                              1,152,025
                                  Deficit                                                             (1,135,702)
                                --------------------------------------------------------------------------------
                                Total liabilities and stockholders' equity                     $         183,371
                                ================================================================================
                                Revenues                                                       $         323,412

                                Loss from operations                                           $         (46,608)
                                ================================================================================




 2. Marketable                 The carrying amounts of marketable securities
    Securities                 as shown in the accompanying balance sheet and
                               their approximate market values at December 31, 1996 are as follows:



                                                                              Gross        Gross
                                                                           Unrealized   Unrealized      Market
                                                                Cost          Gains       Losses        Value
                                --------------------------------------------------------------------------------
                                Held to maturity:
                                  U.S. government
                                   obligations
                                   (Note 3)                  $1,241,260     $            $            $1,241,260
                                --------------------------------------------------------------------------------
                                                             $1,241,260     $     --     $     --     $1,241,260
                                ================================================================================
                                Available for sale:
                                  Municipal Bonds
                                   and Notes                 $5,396,701     $     --     $     --     $5,396,701
                                  Corporate
                                   securities                   945,685      951,043           --      1,896,728
                                --------------------------------------------------------------------------------
                                                             $6,342,386     $951,043     $     --     $7,293,429
                                ================================================================================


                               Unrealized gains on securities available for sale at December 31, 1996 are shown net of income taxes as a component of stockholders' equity.

                               At December 31, 1996, marketable securities with a carrying value of approximately $1,241,260 were pledged to collateralize the note payable to Broker Dealer.

                               During 1996, the Company sold 655,857 shares of Intermedia Communications, Inc. stock and recognized a gain of approximately $6,700,000.


                               On September 20, 1996, the Company acquired
                               $52,274,000, 8.75% term bonds of Retama
                               Development Corporation ("RDC") Special
                               Facilities Revenue Bonds, Series 1993 for a purchase price of $10,300,000. The bonds are secured by a first mortgage on the Retama Park Horse Racing Facility. The bonds are currently in default and RDC has filed of protection under Chapter 9 of the Federal Bankruptcy Code.

                               In November 1996, the Company purchased
                               $39,275,000 principal amount of Retama
                               Development Corporation Series 1993 A notes and $500,000 of Retama Development Corporation Series 1993B notes for 385,700 shares of the Company's common stock valued at $337,488. The notes are secured by a lien on the Retama Park Race Horse Racing facilities, including real and personal property.

                               Simultaneously, the Company sold 50% of the bonds and notes to a broker/dealer for a down payment of $1,740,000 an future payments of $1,950,000 to be paid prior to December 16, 1996. At December 31, 1996, $850,000 has not been collected.

                               In March 1997, the Company participated in the defeasance of the abovementioned bonds and notes (see Note 11).


 3. Notes and                  Notes and loans receivable at December 31, 1996
    Loans                      comprise the following:
    Receivable


                               On March 24, 1996, the Company renewed an
                               agreement with a broker-dealer whereby the
                               Company executed a secured demand note payable to
                               the broker-dealer in the amount of $1,155,000,
                               without interest, payable on demand,
                               collateralized by the pledge of U.S. Treasury
                               bills ($1,241,260 at December 31, 1996);  such
                               amount is included in marketable
                               securities-restricted in the accompanying balance
                               sheet; simultaneously, the broker-dealer signed a
                               note payable to the Company in a like amount
                               bearing interest at 12% per annum, maturing March
                               31, 1998.                                                    $1,155,000

                               Non-interest bearing loan receivable, interest
                               imputed at 9.25% per annum, past due (Note 2)                   850,000



                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



                               Note receivable from shareholder bearing
                               interest at 9% per annum, principal and interest
                               due March 22, 1997, collateralized by 100,000
                               shares of the Company's common stock. The Company
                               is currently negotiating an extension on the due
                               date of the note.                                               150,000

                               Non-interest bearing loan receivable from former
                               President of ARN, interest imputed at 9.25% per
                               annum, principal and interest due on demand,
                               collateralized by 50,000 shares of the Company's
                               common stock                                                     97,592
                               -----------------------------------------------------------------------
                                                                                             2,252,592

                               Note receivable from an officer bearing interest
                               at 8% per annum, principal and interest due
                               December 20, 1998, collateralized by 45,000
                               shares of the Company's common stock                             92,837

                               -----------------------------------------------------------------------
                                                                                            $2,345,429
                               =======================================================================




 4.Land Held For               On July 15, 1996, the Company acquired 118 acres
   Development                 of development property in Williamson County,
                               Texas for a purchase price of $2,363,060. Under the terms of the purchase, the Company paid
                               $589,310 and executed a $1,770,000 seven year, 9% note, with annual principal and interest payments of $85,721 commencing January 1997 and ending
                               July 15, 2003, at which time the remaining
                               $1,655,056 balance is due.

                               The following is a summary of annual principal payments due under this note:

                                      Year                                                  Amount
                                     ------                                              -------------
                                      1997                                               $    12,416
                                      1998                                                    13,558
                                      1999                                                    14,806
                                      2000                                                    16,169
                                      2001                                                    17,657
                                      Thereafter                                           1,695,394
                               ---------------------------------------------------------------------
                                                                                         $ 1,770,000
                               =====================================================================



                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



 5.   Stockholders'            The Company has authorized 800,000 shares of no
      Equity                   par value preferred stock. Of the 800,000
                               shares, 300,000 are designated Class A
                               convertible redeemable preferred stock (Class
                               A), 7,500 are designated Class B convertible redeemable preferred stock (Class B) and 300,000 are designated as Class C convertible redeemable preferred stock (Class C).

                               The Class A preferred stock is non-voting, redeemable at the option of the Company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder. The Class A preferred stockholders are entitled to receive an annual dividend of $.30 per share. Of the 300,000 designated shares, none were outstanding at December 31, 1996.

                               The Class B preferred is non-voting, stock redeemable at the option of the Company at a price of $100 per share plus accrued but unpaid dividends, and convertible into 100 shares of common stock at the option of the holder. The Class B preferred stockholders are entitled to receive an annual dividend of $6.00 per share. Of the 7,500 designated shares, none were outstanding at December 31, 1996.

                               The Class C preferred stock is non-voting, redeemable at the option of the Company at a price of $3.00 per share plus one share of common stock, and convertible into one share of common stock at the option of the holder. Of the 300,000 designated shares, none were outstanding at December 31, 1996.

                               In 1993, the Company entered into "Consultant's Stock Purchase and Sale Agreements" (stock subscription notes receivable) with several individuals. In exchange for providing certain advisory and/or consulting services, the individuals were entitled to purchase 710,000 shares of the Company's common stock at $.80 per share. The purchase price is payable in five years, with interest at prime plus 1% per annum. All or a portion of any compensation due any of the individuals may be credited to the purchase price of the stock. The Company has retained a security interest in the shares.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                               During 1995, services provided by several individuals in the aggregate amount of $152,000 have been applied to the stock subscription notes receivable of $190,000 and 236,250 shares of common stock of the Company. At December 31, 1996, accrued interest receivable on the subscription notes receivable amounted to $59,708.

                               The board of directors of Call Now, Inc.
                               declared, and distributed, a stock dividend from the Company's holdings of Compressent Corporation (formerly known as Cable-Sat Systems, Inc.) common stock valued at $217,031 on the basis of one share of Compressent Corporation's common stock for each ten shares of Call Now, Inc.'s common stock held on the record date of March 12, 1996. In this connection, $182,944, representing the excess of the cost of the shares distributed over the market value of such shares, was charged to operations during 1996 and is included in gain on disposal of marketable securities. The Company continues to hold 296,562 shares of Compressent Corporation common stock.

 6. Stock Based                At December 31, 1996, the Company has non-plan
    Compensation               options which are described below. The Company
                               applies APB Opinion 25, ACCOUNTING FOR STOCK
                               ISSUED TO EMPLOYEES, and related Interpretations in accounting for the options. Under APB Opinion
                               25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                               On August 6, 1995, the Company granted options to purchase 115,000 shares of its common stock to its corporate counsel, chief financial officer and controller. The options are exercisable at $2 per share and expire three years from the date of grant.

                               FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995: no dividend yield percent; expected volatility of 0.1, risk-free interest rates of 6.0% and expected lives of 3 years in the non-plan options.

                               Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and earnings
                               (loss) per share would not have materially differed.

                               A summary of the status of the Company's non-plan options as of December 31, 1996 and 1995, and changes during the years ending on those dates are presented below:


                                                                  December 31, 1996         December 31, 1995
                                                               -----------------------     --------------------
                                                                              Weighted                Weighted-
                                                                               Average                  Average
                                                                              Exercise                 Exercise
                                                                 Shares         Price       Shares        Price
                                 -------------------------------------------------------------------------------
                                 Outstanding at beginning
                                   of year                       115,000     $   2.00           --     $    --
                                 Granted                             --           --        115,000        2.00
                                 Exercised                           --           --            --          --
                                 Forfeited                           --           --            --          --
                                 -------------------------------------------------------------------------------
                                 Outstanding at end of year      115,000         2.00       115,000        2.00
                                 -------------------------------------------------------------------------------
                                 Options exercisable at
                                   year-end                      115,000         2.00       115,000        2.00
                                 Weighted-average fair
                                   value of options
                                   granted during the year           --           --           0.08         --
                                 ===============================================================================

                               The following table summarizes information about non-plan options outstanding at December 31, 1996:



                                                Options Outstanding                       Options Exercisable
                                 --------------------------------------------------     -----------------------
                                                               Weighted-
                                                    Number       Average   Weighted-         Number   Weighted-
                                 Range of      Outstanding     Remaining     Average    Exercisable    Average
                                 Exercise               at   Contractual    Exercise             at   Exercise
                                 Prices           12/31/96          Life       Price       12/31/96      Price
                                 -------------------------------------------------------------------------------
                                  $ 2.00          115,000        1.6          2.00         115,000         2.00





 7. Income Taxes               The components of the provision for income
                               taxes are as follows:


                               Year ended December 31,                              1996           1995
                               ---------------------------------------------------------------------------
                               Current:
                                  Federal                                      $   1,509,094   $  (346,482)
                                  State                                              258,624       (31,359)
                               ---------------------------------------------------------------------------
                                                                               $   1,767,718   $  (377,841)
                               ===========================================================================


                               Such income taxes (benefit) are included in the accompanying consolidated financial statements as follows:


                                                                                    1996           1995
                               ---------------------------------------------------------------------------
                               Income (loss) from operations                   $   1,716,218   $  (188,857)
                               Loss from operation of discontinued
                                 subsidiary                                          (17,500)     (188,984)
                               Gain on disposal of subsidiary                         69,000             -
                               ---------------------------------------------------------------------------
                                                                               $   1,767,718   $  (377,841)
                               ===========================================================================



                               The above provision has been calculated based on Federal and State statutory rates.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                               The temporary difference at December 31,1996 which gave rise to a deferred income tax liability of $357,150 is attributable to unrealized holding gains on marketable securities.

 8. Related Party              Consulting fees aggregating approximately
    Transactions               $160,000 and $152,000 were incurred to certain
                               shareholders of the Company in 1996 and 1995, respectively.

                               The Company leases office space from its chief executive officer and majority shareholder on a month to month basis. The Company incurred rental expenses of $30,000 and $47,500 for the use of such facilities for 1996 and 1995, respectively.






 9. Supplemental               Year ended December 31,                                    1996           1995
    Cash Flow                  ----------------------------------------------------------------------------------
    Information                Cash paid for interest                            $     25,250        $  117,860
                               Cash paid for income taxes                              550,000                -
                               ==================================================================================



                               Supplementary Information:

                               Noncash investing and financing activities are as follows:

                               - On August 20, 1996 the Company sold all of the assets and liabilities of its subsidiary, ARN. The gain on sale is reconciled as follows:



                                       Fair value of assets sold               $       183,371
                                       Liabilities assumed by buyer                   (167,048)
                               ------------------------------------------------------------------------
                                           Net assets sold                              16,323

                                       Receipt of 100,000 shares of Call
                                        Now, Inc. common at fair market
                                        value                                          200,000
                               ------------------------------------------------------------------------
                                           Gain on sale                        $       183,677
                               ========================================================================





                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                               - Fair market value of Cable-Sat dividend paid in common stock, valued at $217,031.

                               - Mortgage payable of $1,770,000 incurred in the purchase of land.

                               - Purchase of $39,275,000 principal amount of Retama Development Corporation Series 1993A notes and $500,000 of Retama Development Corporation Series 1993B notes for 385,700 shares of the Company's common stock valued at $337,488.

                               - Reversal of temporary differences resulting in a reclassification between deferred and current income tax payable of $1,495,195.

                               -  Unrealized holding gains (losses) on
                                  marketable securities aggregated $951,047 and $3,608,000 for the years ended December 31, 1996 and 1995 for which deferred income tax effects were $357,150 and $1,358,000, respectively.

10. Contingencies              In 1994, a former director, filed a lawsuit in
                               Florida against the Company seeking damages of approximately $500,000 for breach of an oral employment agreement. The Company has filed a motion for summary judgment; management believes there is a good likelihood of prevailing since the statute of fraud requires that any agreement that cannot be completed within one year must be in writing to be enforceable. This action is in the early stages of litigation and the ultimate outcome of this matter cannot presently be determined.
                               Management does not believe that this matter will have a material adverse effect on the financial statements.

                               During 1996, the Securities and Exchange
                               Commission advised the Company that it may be an investment company as defined by the Investment Company Act of 1940. In the event the Company is deemed to be an investment company, the Company may become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of characterization of the Company as an investment company, the failure of the Company to satisfy regulatory requirements, whether on a timely basis or at all, could, under certain circumstances have a materially adverse effect on the Company.

11. Subsequent Events          In March 1997 the Company has agreed with its
                               Chairman to purchase the property leased by him to the Company for its appraised value of $410,000 payable in shares of the Company's common stock.

                               In February 1997, the Company agreed to purchase $3,500,000, 8.5% term bonds of RDC Special Facilities Revenue Bonds, Series 1993. The purchase price will be an amount equal to 41.5 cents for each principal dollar outstanding of the bonds actually purchased and delivered.

                               On March 26, 1997, the Company participated in the defeasance of the RDC bonds and notes held by it, and received $3,640,000, 7% Series 1997 A Bonds and $45,201,000, 8% Series 1997 B Bonds as part of the defeasance. As part of the transaction, the Company intends to collect the $850,000 receivable (see Note 2) and received $1,300,000 cash.