Form 10QSB
period 1997-03-31
CALL NOW INC
filed 1997-05-16
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                  FORM 1O-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 1997

Commission File No.  0-27160

                                 CALL NOW, INC.
                                 --------------
              (Exact name of small business issuer in its charter)

           Florida                                        65-0337175
           -------                                        ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,420,481 shares as of May 12, 1997.

Transitional Small Business Format:   No
                                     ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

         Registrant's Financial Statements filed herewith begin on page 6.

Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Liquidity and Capital Resources
         -------------------------------

Three Months Ended March 31, 1997 Compared to 1996
--------------------------------------------------

         Results of Operations:
         ----------------------

         a.       Revenues
         --       --------

         The Company's revenues for the three months ended March 31, 1997 were $3,929,909 as compared to 1,824,299 for the three months ended March 31, 1996. Revenues for the 1997 quarter were attributable to the exchange of the Company's interest in industrial revenue bonds of Retama Development Corporation pursuant to the Plan of Adjustment of such corporation approved by the U.S. Bankruptcy Court resulting in net revenue to the Company of $3,853,087 on this transaction. There was also interest income for the three months ended March 31, 1997 of $71,687 as compared to $48,485 for the three months ended March 31, 1996.

         b.       Expenses
         --       --------

                  (1) Selling, General, and Administrative
                  ----------------------------------------

         Expense for the quarter ended March 31, 1997 was $358,223 compared to $190,296 for the March 31, 1996 quarter. Increase travel and legal expenses were incurred in representing the Company's interest in the Retama Development Corporation bankruptcy proceedings. The Company also incurred additional administrative payroll.

                  (2) Interest
                  ------------

         Interest expense for the quarter ended March 31, 1997 was $39,713 compared to $24,665 for the March 31, 1996 quarter, relating to the debt on the property acquired in Williamson County, Texas.

                  (3)  Income Tax
                  ---------------

         For the quarter ended March 31, 1997 the Company recognized income tax expense of $1,339,000 due to its gain on the bond defeasance and interest earned during the quarter.

Income tax expense of $596,811 for the quarter ended March 31, 1996 resulted from gain on sale of marketable securities and interest income.

         c. Discontinued Operations - Loss from operation of discontinued
         ----------------------------------------------------------------
            subsidiary
            ----------

         For the quarter ended March 31, 1996 there was a loss of $48,005 (net of income tax benefit of $18,065) from the operations of ARN Communications which was disposed of later in the 1996 fiscal year.

         d. Net Income vs. Net Loss
         --------------------------

         The Company had net income of $2,232,686 for the quarter ended March 31, 1997 compared to a net income of $989,187 for the quarter ended March 31, 1996.

         Liquidity and Capital Resources:
         --------------------------------

         During the quarter ended March 31, 1997 the Company participated in a defeasance of its holdings of Retama bonds yielding gross proceeds of $3,853,087. During the quarter ended March 31, 1996, the Company sold marketable securities yielding $5,261,317.

         During the quarter ended March 31, 1997, the Company's operating activities used cash of $1,146,688 compared to cash used for the March 31, 1996 quarter of $175,353. Such increase in the use of cash related primarily to increased general and administrative expenses, income taxes and reduction of accounts payable.

         Cash flow provided from investing activities was $4,641,579 in the quarter ended March 31, 1997 versus $4,265,608 for the March 31, 1996 quarter. The increased cash flow from investing activities resulted from the exchange of Retama Development Corp. Bonds and collection of notes and loan receivable.


        Cash flow provided by financing activities in the March 31, 1997 quarter was $1,068,929 of which $1,075,000 was provided by the deficit funding agreement. In 1996, $1,306,575 was used for payment of margin loans.

         The Company has investments in the common stock of Compressent and the Retama Development Corporation bonds. Such investments do not generate revenues in the current period. The Company has been meeting its working capital requirements out of the proceeds from securities sales, including stock sales which occurred in prior periods.

         In addition, the Company has entered into an agreement with Barron Chase Securities, Inc. whereby the Company executed a secured demand note payable to Barron Chase in the amount of $1,155,000. Under the terms of the agreement the Company has purchased $1,253,441 in U.S. Treasury Bills as security for the demand note. The note pays the Company $11,550 per month which the Company utilizes as working capital. Such arrangement has been extended to March 31, 1998.

         The Company believes that it has adequate financial resources to fund its operations for the current fiscal year in view of its substantial working capital and marketable assets.

         The Company has been advised by the Securities and Exchange Commission that it may be considered an investment company and therefore subject to certain provisions of the Investment Company Act of 1940. The Company does not believe it is an investment company and has taken the following actions:

         1. On July 15, 1996 the Company acquired 118.34 acres of land for development for $2,363,060. Such land is located in Williamson County, Texas. The Company executed a purchase money mortgage in connection with the purchase which is payable in semi-annual installments of $85,721 beginning on January 15, 1997, including interest at 9% with the entire unpaid balance of $1,655,056 due on July 15, 2003. The Company paid $593,060 at closing from its working capital. The land is currently vacant and a survey is in progress to determine the best use of the property.

         2. The Company disposed of its shares of Intermedia Communications, Inc. which it received in December 1994 in connection with disposition of Phone One, Inc. It currently owns less than 200 of such shares.

         3. In August 1996 the Company disposed of its remaining long distance telephone business for 100,000 shares of the Company's common stock, plus assumption by Buyer of certain liabilities of the Registrant. The business was sold to a former employee and officer of Registrant.

         4. In September and October 1996 the Company acquired certain secured bonds and notes issued by Retama Development Corporation of Selma, Texas. The bonds are secured by a lien on real estate which includes the Retama Park Racetrack in suburban San Antonio, Texas. The Company has an option to acquire the company which manages the track.

         5. The balance of the Company's holdings in Compressent were registered by Compressent in its recent registration statement on Form S-1. By agreement with the underwriter, such shares may not be sold until September 25, 1997.

         In the event the Company is deemed to be an investment company, the Company may become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of characterization of the Company as an investment company, the failure of the Company to satisfy regulatory requirements, whether on a timely basis or at all, would, under certain circumstances have a materially adverse effect on the Company. However, the Company may qualify for certain favorable federal income tax treatment as a result of any classification as an investment company. The Company is investigating the requirements to qualify for this treatment.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         None

   (b)   Reports on Form 8-K
         -------------------

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



                                        CALL NOW, INC.




                                        By:      s/William M. Allen
                                           -------------------------------------
                                           William M. Allen
                                           President





May 14, 1997                            By:       s/James Grainger
                                           -------------------------------------
                                           Chief Financial Officer

                          CALL NOW, INC AND SUBSIDIARY
                 Consolidated Balance Sheet as of March 31, 1997
                                   (UNAUDITED)


                              ASSETS
Current Assets:
   Cash and cash equivalents                                                     $ 6,233,940
   Marketable securities, at market value
             Unrestricted                                                          9,332,293
             Restricted                                                            1,253,441
   Notes and loans receivable                                                      1,454,253
   Other                                                                              40,424
                                                                                 -----------
                   Total current assets                                           18,314,351
                                                                                 -----------

Property and Equipment:
   Land                                                                              210,000
   Building and improvements                                                         213,244
   Furniture and equipment (less accumulated depreciation of $7,160)                  21,442
                                                                                 -----------
                   Total property and equipment                                      444,686
                                                                                 -----------

Land held for development                                                          2,363,060

Note receivable                                                                       92,838

Other                                                                                 74,590
                                                                                 -----------

                       Total Assets                                              $21,289,525
                                                                                 ===========






                 See notes to Consolidated Financial Statements

                          CALL NOW, INC AND SUBSIDIARY
                 Consolidated Balance Sheet as of March 31, 1997
                                   (UNAUDITED)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturity of mortgage payable                                            $     12,975
   Accounts payable                                                                      63,819
   Note payable                                                                       1,155,000
   Funding obligation                                                                 1,075,000
   Accrued expenses                                                                      71,372
   Deferred income taxes payable                                                      1,124,374
   Income taxes payable                                                               3,706,732
                                                                                   ------------

                   Total current liabilities                                          7,209,272

Mortgage payable, less current maturity                                               1,750,954
                                                                                   ------------

                   Total liabilities                                                  8,960,226
                                                                                   ------------

Contingencies and commitments                                                              --

Stockholders' equity:
   Preferred stock, no par, 800,000 shares authorized, none
          outstanding                                                                      --
   Common stock, no par, 50,000,000 shares authorized, 7,660,481
          issued, and outstanding                                                     3,683,209
   Retained earnings                                                                  6,980,554
   Less subscription notes receivable for 250,000 shares of common stock               (200,000)
   Unrealized holding gain on marketable securities
          (net of $1,124,175 income taxes)                                            1,865,536
                                                                                   ------------

                   Total stockholders' equity                                        12,329,299
                                                                                   ------------

                   Total Liabilities and Stockholders' Equity                      $ 21,289,525
                                                                                   ============



                 See notes to Consolidated Financial Statements

                          CALL NOW, INC AND SUBSIDIARY
                      Consolidated Statements of Operations
                         For the periods ended March 31
                                   (UNAUDITED)

                                                           1997              1996
                                                           ----              ----
Revenues:
   Gain on sale of marketable securities               $ 3,853,087       $ 1,780,814
   Interest                                                 71,687            43,485
   Other                                                     5,135              --
                                                       -----------       -----------

                   Total revenues                        3,929,909         1,824,299
                                                       -----------       -----------

Cost and expenses:
   General, and administrative                             314,348            95,952
   Loss from unconsolidated entity                            --              60,247
   Depreciation and amortization                             4,162             9,432
   Interest                                                 39,713            24,665
                                                       -----------       -----------

                   Total costs and expenses                358,223           190,296
                                                       -----------       -----------

Income/(loss) from continuing operations before
    income taxes and discontinued operations             3,571,686         1,634,003

Income tax (expense)/benefit                            (1,339,000)         (596,811)
                                                       -----------       -----------

Income (loss) before discontinued operations             2,232,686         1,037,192

Loss from operation of discontinued subsidiary
     (net of tax benefit of $18,065)                          --             (48,005)
                                                       -----------       -----------

Net income (loss)                                        2,232,686           989,187
                                                       ===========       ===========


Earnings (loss) per share:
     Continuing operations                             $      0.29       $      0.15
     Operations of discontinued subsidiary                    --         $     (0.01)
                                                       -----------       -----------
     Net income per share                              $      0.29       $      0.14
                                                       ===========       ===========

Weighted average number of common shares
          outstanding - primary and fully diluted        7,572,519         7,243,700
                                                       ===========       ===========




                 See notes to Consolidated Financial Statements

                         CALL NOW, INC AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                    For the three months ended March 31, 1997
                                   (UNAUDITED)

                                                                   Subscription
                                         Common Stock             Notes Receivable
                                     ---------------------     -------------------       Unrealized
                                     Number of                 Number of                  Holding       Retained
                                      Shares       Amount       Shares      Amount         Gain          Earnings       Total
                                      ------       ------       ------      ------      -----------    ----------       -----

Balance - December 31, 1996         7,519,400   $ 3,259,965    250,000   $ (200,000)    $   593,897   $ 4,747,868    $ 8,401,730

   Unrealized holding gain,
     net of income taxes                                                                  1,271,639                    1,271,639

   Call Now common stock
     exchanged for property           141,081       423,244                                                              423,244

   Net income                                                                                           2,232,686      2,232,686
                                  -----------   -----------   --------   -----------    -----------   -----------    -----------

Balance - March 31, 1997            7,660,481   $ 3,683,209    250,000   $ (200,000)    $ 1,865,536   $ 6,980,554    $12,329,299
                                  ===========   ===========   ========   ===========    ===========   ===========    ===========






                 See Notes to Consolidated Financial Statements

                         CALL NOW, INC AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         For The Periods ended March 31
                                   (Unaudited)

Operating activities:                                                                 1997              1996
                                                                                      ----              ----
   Net income                                                                    $ 2,232,686       $   989,187
   Adjustments to reconcile net income to net cash
          used in operating activities:
               Depreciation and amortization                                           4,162            24,291
               Deferred income taxes                                                    --            (310,514)
               Gain on bond defeasance                                            (3,853,087)       (1,780,814)
               Furniture and equipment charged off                                    21,765              --
               Loss from unconsolidated entity                                          --              60,247
               Changes in assets and liabilities net of business sold
                   (Increase) decrease in assets:
                                  Accounts receivable                                   --               1,617
                                  Other current assets                               (18,468)           (8,037)
                                  Other assets                                        (6,481)           (5,422)
                   Increase (decrease) in liabilities:
                                  Accounts payable                                  (424,725)           (8,209)
                                  Accrued expenses                                   (41,540)          (45,024)
                                  Income taxes payable                               939,000           907,325
                                                                                 -----------       -----------
Cash provided (used) by operating activities                                      (1,146,688)         (175,353)
                                                                                 -----------       -----------

Investing Activities:
   Capital (expenditures) refund                                                       2,334            (3,126)
   Purchase of marketable securities                                                 (12,181)         (270,433)
   Proceeds from bond defeasance                                                   3,853,087              --
   Proceeds from sale of marketable securities                                          --           5,261,317
   Investment in Cable-Sat Systems, Inc.                                                --            (546,000)
   Notes and loans receivable:
          Advances                                                                  (147,530)         (150,000)
          Collections                                                                945,869
   Purchase of customer base                                                            --             (26,150)
                                                                                 -----------       -----------
Cash provided by investing activities                                              4,641,579         4,265,608
                                                                                 -----------       -----------

Financing Activities:
   Proceeds from margin loan                                                            --              24,852
   Payments on margin loan                                                              --          (1,329,117)
   Funding obligation                                                              1,075,000              --
   Payment on long term debt and capital lease obligations                            (6,071)           (2,310)
                                                                                 -----------       -----------
Cash provided (used) by financing activities                                       1,068,929        (1,306,575)
                                                                                 -----------       -----------

Net increase in cash                                                               4,563,820         2,783,680
Cash, beginning of period                                                          1,670,120           241,256
                                                                                 -----------       -----------

Cash, end of period                                                              $ 6,233,940       $ 3,024,936
                                                                                 ===========       ===========



                 See Notes to Consolidated Financial Statements

                                 CALL NOW, INC.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 March 31, 1997

1. SHORT TERM &    The carrying amounts of marketable securities as shown in the
   MARKETABLE      accompanying balance sheet and their approximate market
   SECURITIES      values at March 31, 1997 are as follows:


                                                                 Gross        Gross
                                                              Unrealized    Unrealized       Market
                                                  Cost           Gains        Losses         Value
                                              -----------     ----------    -----------    -----------
                    Held to maturity:
                      U.S. government
                      obligations             $ 1,253,441     $        -    $         -    $ 1,253,441
                                              ===========                                  ===========



                    Available for sale:
                      Municipal bonds
                        and notes             $ 5,396,701     $        -    $         -    $ 5,396,701
                      Corporate securities        945,685       2,989,907   $         -      3,935,592
                                              -----------     -----------   -----------    -----------
                                              $ 6,342,386     $ 2,989,907   $         -    $ 9,332,293
                                              ===========     ===========   ===========    ===========

                   The net unrealized holding gain increased by $2,989,907 for the period ended March 31, 1997. Unrealized gains on securities available for sale at March 31, 1997 are shown net of income taxes as a component of stockholders' equity.

                   At March 31, 1997 U.S. government obligations with a carrying value of $1,253,441 were pledged to collateralize the note payable to a broker dealer.

2. NOTES AND       Current notes and loans receivable were composed of the
   LOANS           following:
   RECEIVABLE


                   Broker-dealer note                          $    1,155,000
                   Stockholders' notes                                297,530
                   Employee advances                                    1,723
                                                               --------------
                                               Total           $    1,454,253
                                                               ==============


3. INCOME TAXES    The components for the provision for income taxes are as
                   follows:


                   Current                                      $   1,339,000
                   Deferred                                      (    -0-    )
                                                                -------------
                                  Net income tax expense        $   1,339,000
                                                                =============

4. RELATED PARTY   On March 31, 1997 the Company acquired its office building
   TRANSACTIONS    from its chief executive officer at its appraised value of
                   $423,244 in exchange for 141,081 shares of Call Now, Inc.
                   common stock.


5. BOND            On March 26, 1997, the Company participated in a defeasance
   DEFEASANCE      of its holdings of Retama Development Corporation Special
                   Facilities Revenue Bonds, Series 1993. Under the terms of the defeasance Call Now, Inc. exchanged the Series 1993 bonds for Retama Development Corporation Special Facilities Revenue
                   Bonds, 1997 Series A and B plus cash in the amount of $3,853,087.

6. CONTINGENCIES   Under the terms of the bond defeasance, Call Now, Inc. agreed to fund any operating deficit of the Retama Development
                   Corporation for a two year period in an amount up to $1,075,000 and for a two-year period commencing on the date of the defeasance. In addition, the company received
                   $1,075,000 from the owner of the other portion of the bonds representing their matching share of the two year deficit funding agreement. This amount has been recorded in the balance sheet as current liability.

7. SUBSEQUENT      On April 7, 1997, the Company acquired the balance of the
   EVENTS          Retama Development Corp. Bonds in exchange for 760,000 shares of Call Now, Inc. common stock and $2,300,000 in cash. The
                   Company's total holdings of Retama Bonds after the acquisition is as follows:

                   Retama Development Corporation
                         Special Facilities Revenue Bonds,
                         1997, 7% Series A                          $  7,000,000

                   Retama Development Corporation
                         Special Facilities Revenue Bonds,
                         1997, 8% Series B                          $ 86,925,000