Form 10QSB
period 1997-06-30
CALL NOW INC
filed 1997-08-15
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended:             June 30, 1997

Commission File No.  0-27160


                                 CALL NOW, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

         FLORIDA                                          65-0337175
---------------------------------                      -------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                      Identification No.)


                     P.O. BOX 531399, MIAMI SHORES, FL 33153
                    ----------------------------------------
                    (Address of principal executive offices)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,203,944 shares as of August 12, 1997.

Transitional Small Business Format:   NO
                                    -----

                         PART I - FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

                  Registrant's Financial Statements filed herewith begin after the signature page.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

         Results of Operations For the Three month and Six Month Periods
                               Ended June 30, 1997

a. REVENUES


         The Company's revenues for the three months ended June 30, 1997 were $331,541 as compared to $2,010,070 for three months ended June 30, 1996. For the six month period ended June 30, 1997 revenues were $4,261,450 compared to $3,834,369 for the six month period ended June 30, 1996. The increase in revenues for both periods were attributable to the Company's sale of marketable securities. Net gain from the sale of securities amounted to $102,254 for the quarter ended June 30, 1997 and $1,921,079 for the quarter ended June 30, 1996. For the six months ended June 30, 1997 the gain on sale of marketable securities was $3,955,341 compared to $3,701,893 for the six months ended June 30, 1996.

b. EXPENSES

         (1) GENERAL AND ADMINISTRATIVE expense for the quarter ended June 30, 1997 was $577,407 compared to $360,968 for the quarter ended June 30, 1996. For the six month period ended June 30, 1997 expense was $891,755 compared to $461,309 for the six month period ended June 30, 1996. These increased expenses were attributable to additional salary, travel, and associated expenses required to purchase the Retama Park Bonds.

         (2) INTEREST expense for the quarter ended June 30, 1997 was $33,049 compared to $25,205 for the quarter ended June 30, 1996. For the six month period ended June 30, 1997 interest expense was $72,762 compared to $25,238 for the six months ended June 30, 1996. Interest expense for 1997 increased as a result of debt service payments on the property acquired in Williamson County, Texas.

c. DISCONTINUED OPERATIONS:

         Call Now, Inc. discontinued operation of ARN Communications, Corp., its long distance resale subsidiary in August 1996. Loss for the June 30, 1996 quarter was $29,941. Loss for the six month period ended June 30, 1996 was $122,311.

d. EARNINGS PER SHARE

         For the three month period ended June 30, 1997 the Company recorded $.02 per share loss compared to a $.14 per share gain for the three month period ended June 30, 1996. For the six month period ended June 30, 1997 earnings per share was $.26 compared to $.27 per share for the six month period ended June 30, 1996.

                         Liquidity and Capital Resources

         Through June 30, 1997 the Company sold marketable securities for net proceeds of $3,955,341 compared to $3,701,893 for the six month period ended June 30, 1996. For the period ended June 30, 1997, the Company's operating activities used cash of $3,274,516 compared to cash used of $1,151,216 for the six month period ended June 30, 1996. Investing activities for the six month period ended June 30, 1997 provided cash of $2,473,380 compared to cash provided by investing activities of $7,175,596 for the six month period ended June 30, 1996. Cash provided by financing activities was $143,929 for the six month period ended June 30, 1997 compared to cash used by financing activities of $1,330,447 for the six month period ended June 30, 1996.

         The Company has investments in the common stock of Cable-Sat Compression, Inc. and Retama Park tax free municipal bonds. In addition, the Company has entered into an agreement with Barron Chase Securities, Inc. whereby the Company executed a secured demand note payable to Barron Chase in the amount of $1,155,000. Under the terms of the agreement Barron Chase has purchased $1,327,162 in U.S. Treasury Bills as security for the demand note. The note pays the Company $11,550 per month which the Company utilizes as working capital. Such arrangement terminates on March 31, 1998. Income from the above described investments currently generates revenues sufficient to cover approximately one-half of the Company's annual operating expenses. To meeting its additional working capital requirements the Company utilized a portion of its bond defeasance proceeds. The Company has sufficient marketable securities and borrowing power if necessary to meet its working capital requirements for the foreseeable future.


                           PART II - OTHER INFORMATION

                        INVESTMENT COMPANY CLASSIFICATION

         The Company has been advised by the Securities and Exchange Commission that it may be considered an investment company and therefore subject to certain provisions of the Investment Company Act of 1940. The Company does not believe it is an investment company and has taken the following actions:

         a. On July 15, 1996, the Company acquired 118 acres of land for development for at a purchase price of $2,360,000. Such land is located in Williamson County, Texas. The Company executed a purchase money mortgage in connection with the purchase of the property which is payable in semi-annual installments of $85,721.39 commencing January 15, 1997. The mortgage bears interest at the rate of 9% annually with the entire unpaid balance due on July 15, 2003.

         b. The Company disposed of its shares of Intermedia Communications, Inc. which it received in December 1994 in connection with its disposition of Phone One, Inc. The Company currently holds less than 150 of such shares.

         c. In November 1996, the Company acquired certain secured notes issued by the Retama Development Corporation of Selma, Texas. The notes are secured by a lien on real estate which includes the Retama Park Racetrack located in suburban San Antonio, Texas.

         d. The Company distributed a dividend of shares of Compressent Corporation to the Company's shareholders on March 27, 1997. The balance of the Company's holdings in Compressent Corporation were registered by the Company in Compressent Corporation's recent registration statement on Form S-1. By agreement with the underwriter, such shares may not be sold until September 25,1997.

         e. As of June 30, 1997 the Company has liquidated all of its money market holdings.


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

           RETAMA DEVELOPMENT CORPORATION SERIES A AND SERIES B BONDS

         As a result of the confirmation of the Plan of Adjustment by the U.S. Bankruptcy Court of Retama Development Corporation, (RDC), the RDC bonds held by the Company were converted into a new series of bonds; 1997 Series A and 1997 Series B which are described as follows:

         (1) Series A Bonds are secured by a senior lien on all revenues derived from the Track as well as all other Retama assets. The debt service on $7,000,000 in Senior A Bonds will be approximately $595,000 and will be payable from the existing net operating revenues of the RDC. A portion of each year's debt service will be delivered to a sinking fund. The Series A Bonds are repayable without penalty on any interest payment date from any available source, including future refunding bonds. The total principal amount of Series A Bonds initially issued was $7,000,000. The principal amount of Series A Bonds can be increased by the conversion of Series B Bonds to Series A Bonds pursuant to a formula described below.

         (2) The Series B Bonds in the principal amount of $86,925,000 are payable solely from revenues derived from the Track secured by a subordinate, or junior lien on all revenues derived from the Retama Park Race Track through January 1, 2037. The interest on the Series B Bonds will initially accrue, except that portion paid by excess cash flow. Both principal and interest on the Series B Bonds will only be payable from excess cash flow after meeting general and administrative expenses of the track, regularly scheduled debt service, on the Series A Bonds and paying the management fees. The Series B Bonds can be prepaid semiannually from any available source, including excess cash flow or future refunding bonds.

         (3) The Series B Bonds will convert into senior lien Bonds on parity with the Series A Bonds, but only when the following conditions are satisfied:

         (a) No event of default has occurred and is continuing with regard to the outstanding Series A Bonds.

         (b) There has been delivered to the Trust a certificate from an independent certified public accountant displaying that the revenues received by the Track during any twelve (12) consecutive months, the lesser amount of each 12 month period of the twenty-four (24) months immediately preceding the date of such conversion are sufficient to cover the original Series A Bonds as well as the newly converted Bonds based on the following formula: Conversion of B Bonds = (EBITDA/Coupon applicable to Series A Bonds)/Coverage Ratio (as defined in the New Trust Indenture) of 1.25] - Amortization (as defined in the new Trust Indenture) Face Value Outstanding on Series A.


         (c) There has been delivered to New Indenture Trustee and the RDC a certificate from an independent certified public accountant stating that upon the conversion of any Series B Bonds to Series A Bonds, the RDC shall have the ability to repay the stated interest and principal payments on the Series A Bonds once converted.

         (d) Twenty percent (20%) of EBITDA, on an annual basis, will go into the debt service reserve account ("DSR") until the account balance is $1,000,000. At that point 10% of EBITDA, on an annual basis, will go into the DSR until the account balance is at $9,775,000 at which point the percentage deposited to the DSR will be zero (0%). If at any point the DSR balance drops below $1,000,000, the percentage deposited will go back to 20% until $1,000,000 is in the account.

If at any point the DSR balance drops below $9,775,000 after its exceeded $9,775,000 until the account balance is at $9,775,000, at which point the percentage to the DSR will be zero (0%), the percentage deposited will go back to 10%

         The DSR will be pledged as collateral to the New Indenture Trustee.

         (4) The Series A Bonds have a maturity date of January 1, 2027, although the Series B Bonds may be prepaid, without penalty, at any time. In the event any Series B Bonds remain outstanding after the stated maturity and January 1, 2033, the interest on these outstanding Bonds will stop accruing, and Revenues from the Track (after satisfying general and administrative expenses and any management fee) will be applied to the repayment of (1) any accrued but unpaid interest, and (2) the outstanding principal. The RDC shall not, be obligated in any way to make payments on the outstanding New Bonds beyond January 1, 2034.

         (5) Call Now, Inc. irrevocably assigned to the RDC the Licensing Enhancement. Until the New Bonds are paid in full by the RDC or January 1, 2034, whichever comes first, the Licensing Enhancement and any revenues attributable thereto shall be used by the RDC for the purpose of retiring the RDC's obligations under the Bonds. Once the Bonds have been discharged, any interest in the Licensing Enhancement assigned to the RDC will revert to Call Now or their respective successors or assigns.

         License Enhancement includes 50% of any new rights granted to Retama Partners, Ltd. as holder of the Retama Park race track license. Such new rights could be related to off-track betting or gaming devices located at the race track.

                         PART III - EXHIBITS AND REPORTS

         (1)      REPORTS ON FORM 8-K

                  Registrant filed no reports on Form 8-K during the quarter ended June 30, 1997.

         (2)      EXHIBITS

                  27  Financial Data Schedule (for SEC use only)

                          CALL NOW, INC AND SUBSIDIARY
                 Consolidated Balance Sheet as of June 30, 1997
                                   (UNAUDITED)


                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $ 1,012,913
   Marketable securities, at market value
             Unrestricted                                                11,431,543
             Restricted                                                   1,283,000
   Notes and loans receivable                                             1,215,587
   Other                                                                    144,049
                                                                        -----------
                   TOTAL CURRENT ASSETS                                  15,087,092

Furniture and equipment
  (less accumulated depreciation of $11,322)                                 17,280

Land held for development                                                 2,366,875

Long term receivables                                                       695,838

Other                                                                        81,072
                                                                        -----------

                   TOTAL ASSETS                                         $18,248,157
                                                                        ===========







                 See notes to Consolidated Financial Statements

                          CALL NOW, INC AND SUBSIDIARY
                 Consolidated Balance Sheet as of June 30, 1997
                                   (UNAUDITED)


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturity of mortgage payable                                       $     12,975
   Accounts payable                                                                 39,626
   Note payable                                                                  1,155,000
   Accrued expenses                                                                127,925
   Deferred income taxes payable                                                   736,592
   Income taxes payable                                                          1,858,517
                                                                              ------------

                   TOTAL CURRENT LIABILITIES                                     3,930,635

Mortgage payable, less current maturity                                          1,750,954
                                                                              ------------

                   TOTAL LIABILITIES                                             5,681,589
                                                                              ------------

CONTINGENCIES AND COMMITMENTS                                                           --

STOCKHOLDERS' EQUITY:
   Preferred stock, no par, 800,000 shares authorized , none
          outstanding                                                                   --
   Common stock, no par, 50,000,000 shares authorized,
          8,293,944 shares issued, and 8,203,944 shares outstanding              4,904,965
   Treasury stock                                                                 (206,050)
   Retained earnings                                                             6,846,786
   Less subscription notes receivable for 250,000 shares of common stock          (200,000)
   Unrealized holding gain on marketable securities
          (net of $736,593 income taxes)                                         1,220,867
                                                                              ------------

                   TOTAL STOCKHOLDERS' EQUITY                                   12,566,568
                                                                              ------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 18,248,157
                                                                              ============




                 See notes to Consolidated Financial Statements

                          CALL NOW, INC AND SUBSIDIARY
                      Consolidated Statements of Operations
                For the Three Months and Six Months ended June 30
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                                     -----------------------------       -----------------------------
                                                         1997              1996              1997              1996
                                                     -----------       -----------       -----------       -----------
REVENUES:
   Gain on sale of marketable securities             $   102,254       $ 1,921,079       $ 3,955,341       $ 3,701,893
   Interest                                              229,287            84,183           300,974           127,668
   Other                                                       0             4,808             5,135             4,808
                                                     -----------       -----------       -----------       -----------
                    TOTAL REVENUES                       331,541         2,010,070         4,261,450         3,834,369
                                                     -----------       -----------       -----------       -----------

COST AND EXPENSES:
   General, and administrative                           577,407           360,968           891,755           461,309
   Loss from unconsolidated entity                            --            25,839                --            93,967
   Depreciation and amortization                           4,162             9,432             8,324            14,111
   Interest                                               33,049            25,205            72,762            25,238
                                                     -----------       -----------       -----------       -----------
                   TOTAL COSTS AND EXPENSES              614,618           421,444           972,841           594,625
                                                     -----------       -----------       -----------       -----------

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES AND DISCONTINUED OPERATIONS            (283,077)        1,588,626         3,288,609         3,239,744

Income tax (expense)/benefit                             106,522          (597,800)       (1,189,691)       (1,147,301)
                                                     -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS            (176,555)          990,826         2,098,918         2,092,443

Loss from operation of discontinued subsidiary
     (net of tax benefit of $5,991 and
      $73,795 respectively)                                   --            (9,930)               --          (122,311)
                                                     -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                       (176,555)          980,896         2,098,918         1,970,132
                                                     ===========       ===========       ===========       ===========

EARNINGS (LOSS) PER SHARE:
     Continuing operations                           $     (0.02)      $      0.14       $      0.26       $      0.29
     Operations of discontinued subsidiary                    --       $        --                --       $     (0.02)
                                                     -----------       -----------       -----------       -----------
     Net income (loss) per share                     $     (0.02)      $      0.14       $      0.26       $      0.27
                                                     ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING - PRIMARY AND FULLY DILUTED            8,205,323         7,233,700         7,925,428         7,233,700
                                                     ===========       ===========       ===========       ===========


                 See notes to Consolidated Financial Statements

                         CALL NOW, INC AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                      For the six months ended June 30,1997
                                   (UNAUDITED)


                                                                      COMMON STOCK                       TREASURY STOCK
                                                              ----------------------------           --------------------------
                                                              NUMBER OF                              NUMBER OF
                                                               SHARES            AMOUNT                SHARES         AMOUNT
                                                              ---------       ------------           ---------     ------------
BALANCE - DECEMBER 31,1996                                    7,519,400       $  3,259,965

   Unrealized holding gain, net of income taxes

   Call Now common stock issued for
           property                                             141,081            423,244

   Call Now common stock issued for HSH
           portion of Retama Park bonds                         760,000          1,615,000

   Call Now common stock issued for bonuses                      14,544             30,000

   Call Now property returned for Call Now
           common stock                                        (141,081)          (423,244)

   Purchase of treasury stock                                                                          90,000          (206,050

   Net income
                                                              ---------       ------------             ------      ------------
BALANCE - JUNE 30,1997                                        8,293,944       $  4,904,965             90,000      $   (206,050
                                                              =========       ============             ======      ============


                                                                   SUBSCRIPTION
                                                                 NOTES RECEIVABLE
                                                              ----------------------    UNREALIZED
                                                              NUMBER OF                   HOLDING       RETAINED
                                                               SHARES        AMOUNT        GAIN         EARNINGS          TOTAL
                                                              ---------   ----------   ------------   ------------    ------------
BALANCE - DECEMBER 31,1996                                    250,000     $(200,000)   $    593,897   $  4,747,868    $  8,401,730

   Unrealized holding gain, net of income taxes                                             626,970                        626,970

   Call Now common stock exchanged for
           property                                                                                                        423,244

   Call Now common stock exchanged for HSH
           portion of Retama Park bonds                                                                                  1,615,000

   Call Now common stock bonus                                                                                              30,000

   Call Now property returned for Call Now
           common stock                                                                                                   (423,244)

   Purchase of treasury stock                                                                                             (206,050)

   Net income                                                                                            2,098,918       2,098,918
                                                              -------     ---------    ------------   ------------    ------------
BALANCE - JUNE 30,1997                                        250,000     $(200,000)   $  1,220,867   $  6,846,786    $ 12,566,568
                                                              =======     =========    ============   ============    ============







                 See notes to Consolidated Financial Statements

                         CALL NOW, INC AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     For the Six Month Periods ended June 30
                                   (Unaudited)

                                                                                    1997              1996
                                                                                -----------       -----------
OPERATING ACTIVITIES:
   Net income                                                                   $ 2,098,918       $ 1,970,132
   Adjustments to reconcile net income to net cash
          used in operating activities:
               Depreciation and amortization                                          8,129            14,111
               Deferred income taxes                                                     --        (1,026,509)
               Gain on sale of securities                                        (3,955,341)       (3,701,893)
               Furniture and equipment charged off                                   21,960                --
               Loss from unconsolidated entity                                           --            93,967
               Cancellation of stock for services                                        --            (8,000)
               Issuance of stock for bonuses                                         30,000                --
               Changes in assets and liabilities net of business sold
                   (Increase) decrease in assets:
                                  Accounts receivable                                    --           (27,477)
                                  Merchandise inventory                                  --           (31,750)
                                  Other current assets                             (122,093)          (26,777)
                                  Other assets                                      (12,962)            3,703
                   Increase (decrease) in liabilities:
                                  Accounts payable                                 (448,924)         (205,165)
                                  Accrued expenses                                   15,012            83,637
                                  Income taxes payable                             (909,215)        1,710,805
                                                                                -----------       -----------
CASH (USED) BY OPERATING ACTIVITIES                                              (3,274,516)       (1,151,216)
                                                                                -----------       -----------

INVESTING ACTIVITIES:
   Capital (expenditures) returns                                                     2,335            (5,456)
   Purchase of short term securities                                                (41,740)       (1,313,575)
   Purchase of marketable securities                                             (1,564,442)         (270,433)
   Purchase of treasury stock                                                      (206,050)               --
   Proceeds from sale of marketable securities                                           --         9,664,680
   Proceeds from bond defeasance                                                  3,853,087                --
   Investment in land                                                                (3,815)               --
   Investment in Cable-Sat Systems, Inc.                                                 --          (546,000)
   Deposits on bond and land purchases                                                   --           (77,470)
   Notes and loans receivable:
          Advances                                                                 (603,000)         (250,000)
          Collections                                                             1,037,005                --
   Purchase of customer base                                                             --           (26,150)
                                                                                -----------       -----------
CASH PROVIDED BY INVESTING ACTIVITIES                                             2,473,380         7,175,596
                                                                                -----------       -----------

FINANCING ACTIVITIES:
   Proceeds from loans                                                              150,000            24,852
   Payments on margin loan                                                               --        (1,329,117)
   Application of funding obligation to purchase of
     marketable securities                                                       (1,075,000)               --
   Funding obligation                                                             1,075,000                --
   Payment on long term debt and capital lease obligations                           (6,071)          (26,182)
                                                                                -----------       -----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                        143,929        (1,330,447)
                                                                                -----------       -----------

NET (DECREASE) INCREASE IN CASH                                                    (657,207)        4,693,933
CASH, BEGINNING OF PERIOD                                                         1,670,120           241,256
                                                                                -----------       -----------

CASH, END OF PERIOD                                                             $ 1,012,913       $ 4,935,189
                                                                                ===========       ===========




                 See Notes to Consolidated Financial Statements

                                 CALL NOW, INC.
                                AND SUBSIDIARIES



                   Notes to Consolidated Financial Statements
                                 June 30, 1997


1.  SHORT TERM &
    MARKETABLE
    SECURITIES
                  The carrying amounts of marketable securities as show in the accompanying balance sheet and their approximate market values at June 30, 1997 are as follows:

                                                             GROSS            GROSS
                                                           UNREALIZED       UNREALIZED         MARKET
                                             COST            GAINS            LOSSES           VALUE
                                          -----------      ----------       ----------      -----------
                  HELD TO MATURITY
                   U.S. government
                   obligations            $ 1,283,000      $       --       $       --      $ 1,283,000
                                          ===========                                       ===========

                  AVAILABLE FOR SALE
                   Municipal bonds
                    and notes             $ 8,576,143      $       --       $       --      $ 8,576,143
                   Corporate securities       897,940       1,957,460                         2,855,400
                                          -----------      ----------       ----------      -----------
                                          $ 9,474,083      $1,957,460       $       --      $11,431,543
                                          ===========      ==========                       ===========



                  The gross unrealized holding gain decreased by $1,032,447 for the period ended June 30, 1997. Unrealized gains on securities available for sale at June 30, 1997 are shown net of income taxes as a component of stockholders' equity.


                  At June 30, 1997, U.S. government obligations with a carrying value of $1,283,000 were pledged to collateralize the note payable to a broker dealer.



2.  NOTES AND LOANS
    RECEIVABLE
                  CURRENT NOTES AND LOANS RECEIVABLE WERE COMPOSED OF THE
                  FOLLOWING:


                  Broker-dealer note                           $1,155,000
                  Stockholders' notes                              60,587
                                                               ----------
                                       Total                   $1,215,587
                                                               ==========


3.  INCOME TAXES
                  The components for the provision for income taxes are as follows:

                  Current                                      $1,189,691
                  Deferred                                             (0)
                                                               ----------
                               Net income tax expense          $1,189,691
                                                               ==========

4.  RELATED PARTY       In June 1997, the Company reversed the acquisition of
    TRANSACTIONS        its office building from its chief executive officer.
                        141,081 shares of Call Now, Inc. common stock were returned to the Company and the land and building accounts were reduced by $210,000 and $213,244, respectively.

5.  BOND DEFEASANCE     On March 26, 1997, the Company participated in a
                        defeasance of its holdings of Retama Development
                        Corporation Special Facilities Revenue Bonds, Series
                        1993. Under the terms of the defeasance Call Now, Inc.
                        exchanged the Series 1993 bonds for Retama Development
                        Corporation Special Facilities Revenue Bonds, 1997
                        Series A and B plus cash in the amount of $3,853,087.

6.  CONTINGENCIES       Under the terms of the bond defeasance, Call Now, Inc.
                        agreed to fund any operating deficit of the Retama
                        Development Corporation for a two year period in an amount up to $1,075,000 and for a two-year period commencing on the date of the defeasance. In addition, the company received $1,075,000 from the owner of the other portion of the bonds representing their matching share of the two year deficit funding agreement. The
                        $1,075,000 held by the Company on behalf of the Seller and recorded on the balance sheet as a current liability was applied toward the purchase of the Seller's portion of the bonds (see note 7). As a result the Company's contingent liability increased to a total of $2,150,000 of which amount $603,000 has been advanced.

7.  BOND ACQUISITION    On April 7, 1997, the Company acquire the balance of
                        the Retama Development Corp. Bonds in exchange for 760,000 shares of Call Now, Inc. common stock, 15,000 shares of Compressent common stock, and $2,150,000 in cash. In addition, it was agreed between the parties that the funding obligation of $1,075,000 held by the Company on behalf of the seller would be applied to the purchase price. The net cost of the remaining bonds to the Company including legal fees was $3,179,442. The
                        Company's total holdings of Retama Bonds after the acquisition are: (a) 1997 Series A, 7% bonds -
                        $7,000,000 (b) 1997 Series B, 8% bonds - $86,925,000.

8.  STOCK OPTIONS       On April 25, 1997, the Company granted cash bonuses,
                        stock bonuses, and stock options to its directors, officers, and employees as follows:

                                      CASH AND STOCK BONUSES
                                      ----------------------
                                                BONUS               CASH
                                                SHARES             BONUSES
                                                ------             -------
                        Employees               15,544              18,250

                                      STOCK OPTIONS
                                      -------------

                                               SHARES    OPTION       AGGREGATE
                                               GRANTED   PRICE          PRICE
                                               -------   ------       ---------
                       Directors and officers  530,000   $2.00-$4.00  $1,731,400

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CALL NOW, INC.



                                                    By:  /s/ Bryan P. Brown
                                                         -----------------------
                                                         Bryan P. Brown
                                                         President


August 14, 1997                                    By:  /s/ James D. Grainger
                                                         -----------------------
                                                         Chief Financial Officer