Form 10QSB
period 1997-09-30
CALL NOW INC
filed 1997-11-14
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:    September  30, 1997


Commission File No.  0-27160


                                 CALL NOW, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


            FLORIDA                                        65-0337175
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                              ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,318,944 shares as of November 04, 1997.

Transitional Small Business Format:  NO
                                    ----

                         PART I - FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

         Registrant's Financial Statements filed herewith begin after the signature page.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

         Results of Operations For the Three month and Six Month Periods
                            Ended September 30, 1997

a. REVENUES

         The Company's revenues for the three months ended September 30, 1997 were $193,346 as compared to $2,534,031 for three months ended September 30, 1996. For the nine month period ended September 30, 1997 revenues were $4,454,796 compared to $6,368,400 for the nine month period ended September 30, 1996. Revenues for both periods were attributable to the Company's sale of marketable securities and interest income. For the nine months ended September 30, 1997 the gain on sale of marketable securities was $3,955,341 compared to $6,147,027 for the nine months ended September 30, 1996.

b. EXPENSES

         (1) GENERAL AND ADMINISTRATIVE expense for the quarter ended September 30, 1997 was $432,393 compared to $130,558 for the quarter ended September 30, 1996. For the nine month period ended September 30, 1997 expense was $1,324,148 compared to $792,390 for the nine month period ended September 30, 1996. These increased expenses were attributable to additional salary and travel expense required to purchase the Retama Park Bonds and manage operations at the Retama Park Track.

         (2) INTEREST expense for the quarter ended September 30, 1997 was $39,825 compared to $25,252 for the quarter ended September 30, 1996. For the nine month period ended September 30, 1997 expense was $112,587 compared to $58,438 for the nine months ended September 30, 1996. Interest expense for 1997 increased as a result of debt service payments on the property acquired in Williamson County, Texas.

c. DISCONTINUED OPERATIONS:

         Call Now, Inc. discontinued operation of ARN Communications, Corp., its long distance resale subsidiary in August 1996. Loss for the September 30, 1996 quarter was $65,179. Gain for the nine month period ended September 30, 1996 was $27,533.

d. EARNINGS PER SHARE

         For the three month period ended September 30, 1997 the company record a $.02 per share loss compared to a $.20 per share gain for the September 30, 1996 quarter. For the nine month period ended September 30, 1997 earnings per share was $.25 compared to $.47 per share for the nine month period ended September 30, 1996.

                         Liquidity and Capital Resources

         Through September 30, 1997 the Company sold marketable securities for net proceeds of $3,955,341 compared to $3,701,893 for the nine month period ended September 30, 1996. For the period ended September 30, 1997, the Company's operating activities used cash of $3,689,049 compared to cash provided of $202,087 for the nine month period ended September 30, 1996. Investing activities for the nine month period ended September 30, 1997 provided cash of $2,234,207 compared to cash provided by investing activities of $7,175,596 for the nine month period ended September 30, 1996. Cash provided by financing activities was $137,579 for the nine month period ended September 30, 1997 compared to cash used by financing activities of $1,330,444 for the nine month period ended September 30, 1996.

         The Company has investments in the common stock of Compressent, Inc. and Retama Development Corporation tax free municipal bonds. Such bonds are secured by the Retama Park Race Track Facility which will be managed by Retama Entertainment Group, Inc., a subsidiary of the Company (see Part II.B. - Management of Retama Park Racetrack). In addition, the Company has entered into an agreement with Barron Chase Securities, Inc. whereby the Company executed a secured demand note payable to Barron Chase in the amount of $1,155,000. Under the terms of the agreement Barron Chase has purchased $1,298,000 in U.S. Treasury Bills as security for the demand note. The note pays the Company $11,550 per month which the Company utilizes as working capital. Such arrangement terminates on March 31, 1998. In addition, the Company is accruing interest on its holdings of Retama Development Corporations 7% 1997A Bonds. Income from the above described investments currently generates revenues sufficient to cover approximately one-third of the Company's annual operating expenses. To meet its additional working capital requirements the Company has sold a portion of its marketable securities. In October 1977 the Company established a margin account with a commercial lender pledging 281,596 shares of Compressent Common Stock (CSNT) as collateral for the account. During the month of October 1997 the Company drew advances against the margin account totaling $800,000. The Company has sufficient marketable securities and borrowing power if necessary to meet its working capital requirements for the foreseeable future.

                           PART II -

Item 5.  Other Information

A.  POTENTIAL INVESTMENT COMPANY CLASSIFICATION

         The Company has been advised by the Securities and Exchange Commission that it may be considered an investment company and therefore subject to certain provisions of the Investment Company Act of 1940. The Company does not believe it is an investment company and has taken the following actions:

         1. On July 15, 1996, the Company acquired 118 acres of land for development for at a purchase price of $2,360,000. Such land is located in Williamson County, Texas. The

                  Company executed a purchase money mortgage in connection with the purchase of the property which is payable in semi-annual installments of $85,721.39 commencing January 15, 1997. The mortgage bear interest at the rate of 9% annually with the entire unpaid balance due on July 15, 2003.

         2. The Company disposed of its shares of Intermedia Communications, Inc. which it received in December 1994 in connection with its disposition of Phone One, Inc. The Company currently holds less than 150 of such shares.

         3. In November 1996, the Company acquired certain secured bonds issued by the Retama Development Corporation of Selma, Texas. The bonds are secured by a lien on real estate which includes the Retama Park Racetrack located in suburban San Antonio, Texas.

         4. The Company distributed a dividend of shares of Compressent Corporation to the Company's shareholders on March 27, 1997. The balance of the Company's holdings in Compressent Corporation were registered by the Company in Compressent Corporation's recent registration statement on Form S-1. By agreement with the underwriter, such shares could not be sold until September 25,1997.

         5. As of June 30, 1997 the Company had liquidated all of its money market holdings.

         6. On October 27, 1997 the Retama Development Corporation Board of Directors approved a management contract granting Retama Entertainment Group, Inc., an 80% owned subsidiary of Call Now, Inc., the right to manage the operations of the Retama Park Horse Racing Facility (see item B below).

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

B. MANAGEMENT OF RETAMA PARK RACE TRACK

         On October 27, 1997 the Retama Development Corporation Board of Directors approved a management contract granting Retama Entertainment Group, Inc., an 80% owned subsidiary of Call Now, Inc., the right to manage the operations of the Retama Park Horse Racing Facility. The three year agreement will provide Retama Entertainment with a monthly management fee of $15,000 plus a variable fee equal to 25% of profits in excess of $1,000,000 annually. Said contract is subject to final approval by the Texas Racing Commission in order to become effective. A copy of the management agreement is annexed as Exhibit A. hereto.

C. RETAMA DEVELOPMENT CORPORATION  SERIES A AND SERIES B BONDS

         As a result of the confirmation of the Plan of Adjustment by the U.S. Bankruptcy Court of Retama Development Corporation, (RDC), the RDC bonds held by the Company were converted into a new series of bonds; 1997 Series A and 1997 Series B which are described as follows:

         (1) Series A Bonds are secured by a senior lien on all revenues derived from the Track as well as all other RDC assets. The debt service on $7,000,000 in Series A Bonds will be approximately $595,000 and will be payable from the existing net operating revenues of the RDC. A portion of each year's debt service will be delivered to a sinking fund. The Series A Bonds are repayable without penalty on any interest payment date from any available source, including future refunding bonds. The total principal amount of Series A Bonds initially issued was $7,000,000. The principal amount of Series A Bonds can be increased by the conversion of Series B Bonds to Series A Bonds pursuant to a formula described below.

         (2) The Series B Bonds in the principal amount of $86,925,000 are payable solely from revenues derived from the Track secured by a subordinate, or junior lien on all revenues derived from the Retama Park Race Track through September 1, 2033. The interest on Series B Bonds will initially accrue, except that portion paid by excess cash flow. Both principal and interest on the Series B Bonds will only be payable from excess cash flow after meeting general and administrative expenses of the track, regularly scheduled debt service, on the Series A Bonds and paying the management fees. The Series B Bonds can be prepaid semiannually from any available source, including excess cash flow or future refunding bonds.

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

         (4) The Series A Bonds will have a maturity date of January 1, 2027, although the New Bonds may be prepaid, without penalty, at any time. In the event any Series B bonds remain outstanding after the stated maturity and September 01, 2033, the interest on these outstanding Series B Bonds will stop accruing, and Revenues from the Track (after satisfying general and administrative expenses and any management fee) will be applied to the repayment of (1) any accrued but unpaid interest, and (2) the outstanding principal. The RDC shall not, be obligated in any way to make payments on the outstanding Series B Bonds beyond September 01, 2033.

         (5) Call Now, Inc. irrevocably assign to the RDC the Licensing Enhancement until the Bonds are paid in full by the RDC or September 01, 2033, whichever comes first, the Licensing Enhancement and any revenues attributable thereto shall be used by the RDC for the purpose of retiring the RDC's obligations under the Bonds. Once the Bonds have been discharged, any interest in the Licensing Enhancement assigned to the RDC will revert to Call Now, Inc. or their respective successors or assigns.

         License Enhancement includes 50% of any new rights granted to Retama Partners, Ltd. as holder of the Retama Park race track racing license. Such new rights could be related to off-track betting or gaming devices located at the race track.


Item 6.  EXHIBITS AND REPORTS IN FORM 8-K

         A. EXHIBITS

         10 MANAGEMENT AGREEMENT BETWEEN RETAMA DEVELOPMENT CORPORATION, RETAMA PARTNERS, LTD., AND RETAMA ENTERTAINMENT GROUP, INC.

         27 Financial Data Schedule (for SEC use only).

         B. REPORTS ON FORM 8-K
              None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CALL NOW, INC.

                                                 By: /s/ BRYAN P. BROWN
                                                     --------------------------
                                                     Bryan P. Brown
                                                     President


November 04, 1997                                By: /s/ JAMES D. GRAINGER
                                                     --------------------------
                                                     Chief Financial Officer

                          CALL NOW, INC AND SUBSIDIARY
               Consolidated Balance Sheet as of September 30, 1997
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $   352,857
   Marketable securities, at market value
             Unrestricted                                                        11,539,765
             Restricted                                                           1,298,000
   Notes and loans receivable                                                     1,284,810
   Other                                                                            261,550
                                                                                -----------
                   TOTAL CURRENT ASSETS                                          14,736,982

Furniture and equipment (less accumulated depreciation of $15,522)                   15,330

Land held for development                                                         2,369,075

Long term notes and receivables                                                     845,838

Other                                                                                91,738
                                                                                -----------
                                   TOTAL ASSETS                                 $18,058,963
                                                                                ===========





                 See notes to Consolidated Financial Statements

                          CALL NOW, INC AND SUBSIDIARY
               Consolidated Balance Sheet as of September 30, 1997
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturity of mortgage payable                                               $     13,559
   Accounts payable                                                                         77,275
   Note payable                                                                          1,155,000
   Accrued expenses                                                                         82,776
   Deferred income taxes payable                                                           777,128
   Income taxes payable                                                                  1,634,203
                                                                                      ------------

                   TOTAL CURRENT LIABILITIES                                             3,739,941

Mortgage payable, less current maturity                                                  1,744,026
                                                                                      ------------

                   TOTAL LIABILITIES                                                     5,483,967
                                                                                      ------------

CONTINGENCIES AND COMMITMENTS                                                                   --

STOCKHOLDERS' EQUITY:
   Preferred stock, no par, 800,000 shares authorized,
          none outstanding                                                                      --
   Common stock, no par, 50,000,000 shares authorized,
          8,408,944 shares issued, and 8,318,944 shares outstanding                      5,134,965
   Treasury stock                                                                         (206,050)
   Retained earnings                                                                     6,788,028
   Less subscription notes receivable for 365,000 shares of common stock                  (430,000)
   Unrealized holding gain on marketable securities
          (net of $777,128 income taxes)                                                 1,288,053
                                                                                      ------------

                   TOTAL STOCKHOLDERS' EQUITY                                           12,574,996
                                                                                      ------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 18,058,963
                                                                                      ============




                 See notes to Consolidated Financial Statements

                          CALL NOW, INC AND SUBSIDIARY
                     Consolidated Statements of Operations
            For the Three Months and Nine Months ended September 30
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED SEPT. 30          NINE MONTHS ENDED SEPT. 30
                                                                1997                 1996            1997                  1996
                                                            -----------          -----------     -----------          -----------
REVENUES:
   Gain on sale of marketable securities                             --          $ 2,446,134     $ 3,955,341          $ 6,148,027
   Interest                                                     193,346               69,974         494,320              197,642
   Other                                                             --               17,923           5,135               22,731
                                                            -----------          -----------     -----------          -----------
                   TOTAL REVENUES                               193,346            2,534,031       4,454,796            6,368,400
                                                            -----------          -----------     -----------          -----------

COST AND EXPENSES:
   General, and administrative                                  432,393              130,558       1,324,148              792,390
   Loss from unconsolidated entity                                   --               11,365              --              105,332
   Depreciation and amortization                                  4,200                2,180          12,524               18,991
   Interest                                                      39,825               25,252         112,587               58,438
                                                            -----------          -----------     -----------          -----------
                   TOTAL COSTS AND EXPENSES                     476,418              169,355       1,449,259              975,151
                                                            -----------          -----------     -----------          -----------

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES AND DISCONTINUED OPERATIONS                   (283,072)           2,364,676       3,005,537            5,393,249

Income tax (expense)/benefit                                    106,520             (886,214)       (965,377)          (2,033,515)
                                                            -----------          -----------     -----------          -----------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                   (176,552)           1,478,462       2,040,160            3,359,734

Loss from operation of discontinued subsidiary
     (net of tax benefit of $24,000 and tax expense
     of $11,000 respectively)                                        --              (41,179)             --               16,533
                                                            -----------          -----------     -----------          -----------
NET INCOME (LOSS)                                              (176,552)           1,437,283       2,040,160            3,376,267
                                                            ===========          ===========     ===========          ===========
EARNINGS (LOSS) PER SHARE:
     Continuing operations                                  $     (0.02)         $      0.21     $      0.25          $      0.47
     Operations of discontinued subsidiary                           --                (0.01)             --                   --
                                                            -----------          -----------     -----------          -----------
     Net income per share                                   $     (0.02)         $      0.20     $      0.25          $      0.47
                                                            ===========          ===========     ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING - PRIMARY AND FULLY DILUTED                   8,318,000            7,194,678       8,024,828            7,220,050
                                                            ===========          ===========     ===========          ===========




                 See notes to Consolidated Financial Statements

                         CALL NOW, INC AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                   For the nine months ended September 30,1997
                                   (UNAUDITED)



                                                                                                               SUBSCRIPTION
                                                           COMMON STOCK              TREASURY STOCK           NOTES RECEIVABLE
                                                   --------------------------  ------------------------   -----------------------
                                                    NUMBER OF                    NUMBER OF                 NUMBER OF
                                                      SHARES       AMOUNT         SHARES      AMOUNT        SHARES       AMOUNT
                                                   --------------------------  ------------------------   -----------------------
BALANCE - DECEMBER 31, 1996                          7,519,400    $3,259,965                              250,000       ($200,000)

   Unrealized holding gain, net of income taxes

   Call Now common stock exchanged for
           property                                    141,081       423,244

   Call Now common stock exchanged for HSH
           portion of Retama Park bonds                760,000     1,615,000

   Call Now common stock bonus                          14,544        30,000

   Call Now property returned for Call Now
           common stock                               (141,081)     (423,244)

   Purchase of treasury stock                                                      90,000     (206,050)

   Options exercised                                   115,000       230,000                              115,000       (230,000)

   Net income
                                                   --------------------------  ------------------------   -----------------------

BALANCE - SEPTEMBER 30, 1997                         8,408,944    $5,134,965       90,000    ($206,050)   365,000       ($430,000)
                                                   ==========================  ========================   =======================







                                                        Unrealized
                                                          Holding          Retained
                                                           Gain            Earnings           Total
                                                        ------------     -------------      -----------
BALANCE - DECEMBER 31, 1996                                $593,897        $4,747,868       $8,401,730

   Unrealized holding gain, net of income taxes             694,156                            694,156

   Call Now common stock exchanged for
           property                                                                            423,244

   Call Now common stock exchanged for HSH
           portion of Retama Park bonds                                                      1,615,000

   Call Now common stock bonus                                                                  30,000

   Call Now property returned for Call Now
           common stock                                                                       (423,244)

   Purchase of treasury stock                                                                 (206,050)

   Options exercised

   Net income                                                               2,040,160        2,040,160
                                                        ------------     -------------     ------------

BALANCE - SEPTEMBER 30, 1997                             $1,288,053        $6,788,028      $12,574,996
                                                        ============     =============     ============





                 See Notes to Consolidated Financial Statements

                         CALL NOW, INC AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  For the Nine Month Periods ended September 30
                                   (Unaudited)

                                                                                 1997                  1996
                                                                              -----------          -----------
OPERATING ACTIVITIES:
   Net income                                                                 $ 2,040,160          $ 3,376,267
   Adjustments to reconcile net income to net cash
          used in operating activities:
               Depreciation and amortization                                       12,329               18,991
               Deferred income taxes                                                   --           (1,026,509)
               Gain on sale of securities                                      (3,955,341)          (3,701,893)
               Furniture and equipment charged off                                 21,960                   --
               Loss from unconsolidated entity                                         --               93,967
               Cancellation of stock for services                                      --               (8,000)
               Issuance of stock for bonus                                         30,000                   --
               Changes in assets and liabilities net of business sold
                   (Increase) decrease in assets:
                                  Accounts receivable                                  --              (27,477)
                                  Merchandise inventory                                --              (31,750)
                                  Other current assets                           (239,594)             (26,777)
                                  Other assets                                    (23,629)               3,703
                   Increase (decrease) in liabilities:
                                  Accounts payable                               (411,265)            (205,165)
                                  Accrued expenses                                (30,140)              83,637
                                  Income taxes payable                         (1,133,529)           1,710,805
                                                                              -----------          -----------
CASH (USED) BY OPERATING ACTIVITIES                                            (3,689,049)             259,799
                                                                              -----------          -----------

INVESTING ACTIVITIES:
   Capital (expenditures) returns                                                      85               (5,456)
   Purchase of short term securities                                                   --           (1,313,575)
   Purchase of marketable securities                                           (1,621,682)            (270,433)
   Purchase of treasury stock                                                    (206,050)                  --
   Proceeds from sale of marketable securities                                         --            9,664,680
   Proceeds from bond defeasance                                                3,853,087                   --
   Investment in land                                                              (6,015)                  --
   Investment in Cable-Sat Systems, Inc.                                               --             (546,000)
   Deposits on bond and land purchases                                                 --              (77,470)
   Notes and loans receivable:
          Advances                                                               (882,810)            (250,000)
          Collections                                                           1,097,592                   --
   Purchase of customer base                                                           --              (26,150)
                                                                              -----------          -----------
CASH PROVIDED BY INVESTING ACTIVITIES                                           2,234,207            7,175,596
                                                                              -----------          -----------

FINANCING ACTIVITIES:
   Proceeds from loans                                                            150,000               24,852
   Payments on margin loan                                                             --           (1,329,117)
   Payment on long term debt and capital lease obligations                        (12,421)             (26,182)
                                                                              -----------          -----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                      137,579           (1,330,447)
                                                                              -----------          -----------

NET (DECREASE) INCREASE IN CASH                                                (1,317,263)           6,104,948
CASH, BEGINNING OF PERIOD                                                       1,670,120              241,256
                                                                              -----------          -----------

CASH, END OF PERIOD                                                           $   352,857          $ 6,346,204
                                                                              ===========          ===========





                 See Notes to Consolidated Financial Statements

                        CALL NOW, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1997

1. SHORT TERM &
    MARKETABLE
    SECURITIES

                  The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values at September 30, 1997 are as follows:



                                                                         GROSS              GROSS
                                                                       UNREALIZED         UNREALIZED            MARKET
                                                      COST               GAINS              LOSSES               VALUE
                                                  -----------         -----------         -----------         -----------
                   HELD TO MATURITY:
                     U.S. government
                     obligations                  $ 1,298,000         $        --         $        --         $ 1,298,000
                                                  ===========         ===========         ===========         ===========

                   AVAILABLE FOR SALE:
                     Municipal bonds
                        and notes                 $ 8,576,643         $        --         $        --         $ 8,576,643
                     Corporate securities             897,940           2,065,182         $        --           2,963,122
                                                  -----------         -----------         -----------         -----------
                                                  $ 9,474,583         $ 2,065,182         $        --         $11,539,765
                                                  ===========         ===========         ===========         ===========




                  The gross unrealized holding gain increased by $694,156 for the period ended September 30, 1997. Unrealized gains on securities available for sale at September 30, 1997 are shown net of income taxes as a component of stockholders' equity.

                  At September 30, 1997, U.S. government obligations with a carrying value of $1,298,000 were pledged to collateralize the note payable to a broker dealer.

2. NOTES AND LOANS
   RECEIVABLE

                  CURRENT NOTES AND LOANS RECEIVABLE WERE COMPOSED OF THE
                  FOLLOWING:

                   Broker-dealer note                           $1,155,000
                   Stockholders' notes                             129,810
                                                                ----------
                                                  Total         $1,284,810
                                                                ==========

3. INCOME TAXES

                  The components for the provision for income taxes are as follows:

                   Current                                       $965,377
                   Deferred                                         ( -0-)
                                                                 --------
                                     Net income tax expense      $965,377
                                                                 ========

4. RELATED PARTY
   TRANSACTIONS
                  In June 1997, the Company reversed the acquisition of its office building from its chief executive officer. 141,081 shares of Call Now, Inc. common stock were returned to the Company and the land and building accounts were reduced by $210,000 and $213,244, respectively.

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

6. CONTINGENCIES
                  Under the terms of the bond defeasance, Call Now, Inc. agreed to fund any operating deficit of the Retama Development Corporation for a two year period in an amount up to $1,075,000 and for a two-year period commencing on the date of the defeasance. In addition, the company received $1,075,000 from the owner of the other portion of the bonds representing their matching share of the two year deficit funding agreement. The $1,075,000 held by the Company on behalf of the Seller and recorded on the balance sheet as a current liability was applied toward the purchase of the Seller's portion of the bonds (see note 7). As a result the Company's contingent liability increased to a total of $2,150,000 of which amount $703,000 has been advanced.

7. BOND
   ACQUISITION
                  On April 7, 1997, the Company acquired the balance of the Retama Development Corp. Bonds in exchange for 760,000 shares of Call Now, Inc. common stock, 15,000 shares of Compressent common stock, and $2,150,000 in cash. In addition, it was agreed between the parties that the funding obligation of $1,075,000 held by the Company on behalf of the seller would be applied to the purchase price. The net cost of the remaining bonds purchased by the Company including legal fees was $3,179,442. The Company's total holdings of Retama Bonds after the acquisition are: (a) 1997 Series A, 7% bonds - $7,000,000 (b) 1997 Series B, 8% bonds - $86,925,000.

8. STOCK OPTIONS

                  On April 25, 1997, the Company granted cash bonuses, stock bonuses, and stock options to its directors, officers, and employees as follows:

                             CASH AND STOCK BONUSES

                                             BONUS                      CASH
                                             SHARES                    BONUS
                   Employees                 14,544                   18,250



                                  STOCK OPTIONS

                                                  SHARES           OPTION            AGGREGATE
                                                  GRANTED           PRICE              PRICE
                   Directors and officers         530,000          $2.00-$4.00       $1,731,400


                  In July 1997 three of the Company's Officers and employees exercised 115,000 options at $2 per option in exchange for notes totaling $230,000.

9. SUBSEQUENT
    EVENTS

                  During October 1997 the Company entered into a margin account agreement with a commercial lender. Under the terms of the agreement the Company has pledged 281,596 shares of Compressent Common stock (CSNT) as collateral. The Company drew advances against the margin account totaling $800,000 in October 1997.

                  On October 27, 1997 the Retama Development Corporation's Board of Directors approved a management contract granting Retama Entertainment, Inc., an 80% owned subsidiary of Call Now, Inc., the right to manage the operations of the Retama Park Horse Racing Facility. The three year agreement provides Retama Entertainment, Inc., with a monthly management fee of $15,000 plus a variable fee equal to 25% of profits in excess of $1,000,000 annually.