Form 10KSB40
period 1997-12-31
CALL NOW INC
filed 1998-07-22
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-KSB

  X      Annual report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934 For the Fiscal Year Ended: December 31, 1997

Commission File No. 0-27160

                                 CALL NOW, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

         Florida                                           65-0337175
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

P.O.Box 531399
Miami Shores, Florida                                         33153
----------------------------------------                  -------------
(Address of principal executive offices)                    (zip code)

Issuer's Telephone No. (305) 751-5115
                      ----------------

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

                           Yes                        No  X
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

State issuer's revenues for twelve months ended December 31, 1997: $3,069,042.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at July 15, 1998 was $6,283,836.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,408,944 shares of common stock, as of July 15, 1998.

                                    Documents
                                    ---------
                            Incorporated by Reference
                            -------------------------
                                      NONE

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

         In August 1995 the Company acquired 25% of the outstanding common shares of Compressent Corporation ("Compressent") and a warrant to purchase an additional 13% of Compressent's Common Stock. The cost of such shares and warrant was $500,000. Compressent is a developmental stage company which is developing high order data compression products for telecommunications, computers, satellite communications and video applications. Its first announced product is a software program for sending color facsimile. Edward T. Kalinowski, who provided financial consultant services to and is a shareholder of the Company, was a founder of Compressent Corporation and is a shareholder of Compressent Corporation. Additional shares were purchased in February 1996. The Company declared and distributed a dividend of 723,438 shares of Compressent common stock to its shareholders of record as of March 12, 1996. The Company still held 204,897 shares of Compressent common stock as of December 31, 1997. See "Certain Relationships and Related Transactions".

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

         On September 29, 1996 the Company acquired $52,274,000 of $54,040,000, 8.75%, term bonds of the Retama Development Corporation Special Facilities Revenue Bonds, Series 1993 for a purchase price of $10,300,000. The bonds were secured by a first mortgage on the Retama Park Horse Racing facility. In a simultaneous closing, the Company sold 50% of the bonds to a broker/dealer for a down payment of $1,740,000 and future payments of $1,950,000. The broker/dealer also agreed to pay $7,600 for stock purchase options granting the right to acquire 760,000 shares of Call Now, Inc. common stock at a purchase price of $2.60 per share.

         In November 1996 the Company purchased from Retama Partners, Ltd. the principal amount of $39,275,000 of a Retama Development Corporation Series A note and $500,000 of a Retama Development Corporation Series 1993B note. The Company issued 385,700 shares of its common stock in exchange for such notes. These notes were secured by a second lien on the Retama Park Racetrack facilities, including real and personal property.

         On March 26, 1997, the Company participated in the defeasance of the RDC bonds and notes held by it, and received $3,640,000, 7% Series 1997 A Bonds (the "A Bonds") and $45,200,000, 8% Series 1997 B Bonds (the "B Bonds") as part of the defeasance. As part of the transaction, the Company collected a $850,000 receivable from the broker/dealer. The Company subsequently acquired the balance of the A Bonds and B Bonds.

         On December 1, 1997 the Company's 80% owned subsidiary, Retama Entertainment Group, Inc. obtained a management agreement to operate and manage the Retama Park Racetrack. The Company's President, Bryan P. Brown, relocated to Texas to personally supervise such activities. The management agreement extends to November 1, 2000 subject to certain extension rights, and provides monthly management fee of $15,000 plus a variable fee equal to 25% of profits in excess of $1,000,000. The management agreement is filed herewith as Exhibit 8.12.

         In February 1998, the Company entered into a loan agreement with Compressent in which the Company was obligated to lend, on or before July 31, 1998, upon the request of Compressent's Board of Directors, up to $10,000,000. Amounts loaned were to be due one year from the date of the loan and would bear interest at 15% a year. In addition, the Company was to receive a $400,000 commitment fee at the time of the first loan advance. In connection with the loan agreement, the Company would receive warrants to acquire 500,000 shares of the Compressent's common stock at $6.25 per share.

         In addition, the Company agreed to exchange $3,500,000 face amount of its investment in RDC, Series A Bonds for 56,000 shares of Compressent, 7.5% cumulative convertible preferred stock, which would be convertible into 560,000 shares of Compressent's common stock, and an option to acquire 500,000 shares of Compressent common stock for $6.25 per share.

         On May 20, 1998, the Company and Compressent terminated the loan agreement before any loan was made thereunder. In addition, the parties rescinded the preferred stock and warrant purchase by each party returning to the other the securities originally exchanged. However, Compressent, upon the original receipt of the RDC bonds borrowed approximately $2,000,000, pledging the bonds as collateral. In this connection, upon termination of the agreement, the Company assumed the approximate $2,000,000 loan, and agreed to receive 1,333,333 unregistered shares of Compressent common stock. The Company and the lender agreed to extend the due date on the loan to January 1, 1999 and issue 150,000 shares of its common stock to the lender.

         In July 1998, the Company agreed to purchase three thoroughbred racetracks, Louisiana Downs in Bossier City, LA, Remington Park in Oklahoma and Thistledown in Ohio. The Company deposited $2,000,000 as a down payment. The Company has until September 24, 1998 to conduct due diligence on the tracks and if it is not satisfied, cancel the purchase agreements and obtain a full refund of its deposit.

         In July 1998 the Company sold an additional $3,500,000 face amount of its RDC, Series A Bonds for $2,150,000. It has the right to repurchase such bonds for $2,150,000 plus accrued interest until January 1, 1999.

         The Company is undertaking due diligence on and seeking financing for the three racetracks.

         Employees

         The Company has about 180 full-time employees, including 4 executive employees. This includes the employees of Retama Entertainment Group, Inc.

Item 2.           Description of Property.

         The Company's executive offices are provided by its Chairman on a month to month basis. For the year ended December 31, 1997, the Company paid $30,000 to Mr. Allen for the rental expenses of such facility. Such facility was purchased by Mr. Allen for $300,000 in 1991. Such property includes 38,274 square feet of property and a 3,698 sq.ft. building. Such rental arrangement was terminated in July 1998.

Item 3.            Legal Proceedings.

         The Company was a defendant in a suit filed in 1994 in Circuit Court, Dade County, Florida by Raymond Beahn seeking damages for breach of a contract of employment. The Company settled the suit in May 1998 for 26,500 shares of its common stock and $50,000.

Item 4.           Submission of Matters to a Vote of Securities Holders.

         None.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock trades on the over-the-counter market under the symbol CNOW. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                       High bid         Low bid
                                                       --------        --------
January 1, 1996 through March 31, 1996                 $  1.50         $   .75

April 1, 1996 through June 30, 1996                      3.375             .75

July 1, 1996 through September 30, 1996                  3.375            1.25

October 1, 1996 through December 31, 1996                 2.00            1.00

January 1, 1997 through March 31, 1997                   4.625           1.875

April 1, 1997 through June 30, 1997                      3.125          2.0625

July 1, 1997 through September 30, 1997                  3.875            1.75

October 1, 1997 through December 31, 1997               3.5625            1.00

         The Company paid a dividend of one share of Compressent Corporation common stock for each ten shares of Company common stock to its stockholders of record on March 12, 1996. The Company has not established a policy of payment of regular dividends on its common stock. There are no restrictions on the payment of dividends. As of December 31, 1997 there were approximately 417 registered holders of record of the Company's common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Year Ended December 31, 1997 compared to 1996

        Results of Operations:

        a.        Revenues

         The Company's revenues for the year ended December 31, 1997 were $3,069,042 compared to $6,027,481 for the year ended December 31, 1996. Revenue for the current year is primarily attributable to the Company's gain on defeasance of its holdings of Retama Development Corporation Bonds. Net gain from the bond defeasance and the sale of Compressent securities amounted to $2,309,878 for the year ended December 1997 compared to a gain on sale of securities of $5,695,732 for the year ended December 31,1996. Interest income for the year ended December 31, 1997 was $754,029 compared to $262,250 for the year ended December 31, 1996. The increase in interest income is primarily attributable to interest earned on the Retama Bonds which amounted to $408,333 in 1997.

         b.       Expenses

                  (1) Selling, General, and Administrative

         Expenses for the year ended December 31,1997 were $1,952,327 compared to $1,279,638 for the year ended December 31,1996. The increase in expenses was attributable to increased consulting, travel and legal fees in connection with new business opportunities.

                  (2) Depreciation and Amortization

         Expense for the year ended December 31,1997 was $16,795 compared to $23,380 for the year ended December 31,1996. Depreciation expense diminished as a result of the retirement of certain assets which were no longer in use.

                  (3) Interest

         Interest expense for the year ended December 31, 1997 was $288,918 compared to $98,263 for the year ended December 31, 1996. The increase was primarily due to increased borrowing levels.

                  (4) Loss from unconsolidated entity

         Loss recognized on the Company's investment in Compressent Corporation for the year ended December 31,1996 was $60,808. The Company accounted for its investment in Compressent on the equity method while it owned greater than 20% of the outstanding stock. After the dividend of Compressent stock to the Company's shareholders in 1996, the Company owned less than 20% of the outstanding common stock. The Company does not maintain significant influence and control over Compressent and therefore carries its investment in Compressent at cost. As a result the Company did not recognize either a gain or loss from an unconsolidated entity in 1997.

         c.       Discontinued Operations:

                  (1) Gain on disposal of subsidiary

         In August 1996 Call Now, Inc. sold certain assets and liabilities of ARN Communications, Corp. in exchange for 100,000 shares of Call Now, Inc.'s common stock. As a result of this transaction the Company recognized a net after tax gain of $114,677.

                  (2) Loss from operation of discontinued subsidiary

         Call Now, Inc. discontinued operation of ARN Communications, Corp., its long distance resale subsidiary in August 1996. As a result the Company recognized an after tax loss from discontinued operations of $29,108.

         d.       Net Income

         The Company had net income for December 31, 1997 of $519,890 compared to $2,934,743 for the year ended December 31, 1996. The decrease in net income of $2,414,853 resulted primarily from an $2,958,439 decrease in revenues and increased costs and expenses of $795,951 for the year ended December 31, 1997. The Company's tax expense diminished by $1,425,106 compared to the previous year. Net income per share was also reduced as a result of an increase in the number of shares outstanding. Income of $85,569 from discontinued operations in 1996 was not repeated in 1997.

         Liquidity and Capital Resources:

         During the year ended December 31,1997, the Company's operating activities used cash of $4,772,737 compared to $1,830,680 used for the year ended December 31,1996. Such increase in 1997 was primarily due to payment of income taxes and a decrease in the sale of securities as compared to 1996.

         Cash flow from investing activities provided cash for the period ended December 31,1997 of $2,426,057 versus $4,589,988 for the year ended December 31,1996. Such decrease in 1997 resulted primarily from a decrease from proceeds from the sale of securities offset by a decrease in the purchase of securities and the collection of certain receivables.

         Cash provided by financing activities during the year ended December 31, 1997 was $856,534 compared to cash used for the year ended December 31, 1996 of $1,330,444. Such increse in 1997 as compared to 1996 was primarily attributable to loan proceeds in 1997 compared to loan repayments in 1996.

         The Company has investments in U.S. Treasury Bills and the common stock of Compressent and Retama Development Corporation Bonds. The fair market value of the securities at December 31,1997 was $10,239,326.

         In addition, the Company has entered into an agreement with Barron Chase Securities, Inc. whereby the Company executed a secured demand note payable to Barron Chase in the amount of $1,155,000. Under the terms of the agreement Barron Chase has purchased $1,305,055 in U.S. Treasury Bills as security for the demand note. The note pays the Company $11,550 per month which the Company utilizes as working capital. Such arrangement terminated on March 31, 1998 and the Company has advised Barron Chase that it will not be extended.

         Based on the above information, management of the Company believes that it has adequate financial resources to fund its operations for the current fiscal year.

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

         2. The Company disposed of most of its shares of Intermedia Communications, Inc. in 1996, which it received in December 1994 in connection with disposition of Phone One, Inc. It currently owns less than 200 of such shares.

         3. In August 1996 the Company disposed of its remaining long distance telephone business for 100,000 shares of the Company's common stock, plus assumption by Buyer of certain liabilities of the the Company. The business was sold to a former employee and officer of the Company.

         4. In September and October 1996 the Company acquired certain secured bonds issued by Retama Development Corporation of Selma, Texas. The bonds are secured by a lien on real estate which includes the Retama Park Racetrack in suburban San Antonio, Texas.

         5. The balance of the Company's holdings in Compressent were registered by Compressent in its recent registration statement on Form S-1. In November 1997 the Company disposed of 76,000 of such shares.

         6. On December 1, 1997, the Company's 80% owned subsidiary, Retama Entertainment Group, Inc. was engaged as the manager of the Retama Park Racetrack effective January 1, 1998.

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

Item 7.           Financial Statements.

                                                                                 Page
                                                                                 ----
         Index to Consolidated Financial Statements

         Independent Auditors' Report                                            F-1

         Consolidated Financial Statements:

                  Consolidated Balance Sheet, December 31, 1997                  F-2

                  Consolidated Statements of Income, years ended
                  December 31, 1997 and 1996                                     F-4

                  Consolidated Statements of Changes in Stockholders'
                  Equity, years ended December 31, 1997 and 1996                 F-5

                  Consolidated Statements of Cash Flows, years  ended
                  December 31, 1997 and 1996                                     F-6

                  Summary of Accounting Policies                                 F-8

                  Notes to Consolidated Financial Statements.                    F-12

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Corporate Persons; Compliance With Section 16(a) of the Exchange Act.

         The directors and executive officers of the Company are as follows:

               Name                 Age                Position
         ----------------           ---                --------
         William M. Allen           71                 Chairman and Director

         Bryan P. Brown             36                 President and Director

         James D. Grainger, CPA     66                 Vice President - Finance

         Susan Lurvey               33                 Secretary

         Robert C. Buffkin          65                 Director

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

         Bryan P. Brown was elected as President and director in 1997. He was previously President of Riverwood, a master plan golf course community in Port Charlotte, Florida. He served as Treasurer of the Mariner Group, Inc. and Assistant Vice President of First Union National Bank and First Republic Bank. He also serves as President of the Company's 80% owned subsidiary, Retama Entertainment Group, Inc.

         James D. Grainger was elected Vice President - Finance in 1998. He has been a certified public accountant since 1964 and maintains an outside accounting practice. He served as Chief Financial Officer from 1996 to 1997.

         Susan Lurvey has been the secretary since June 1992. She has served as executive secretary to Mr. Allen since 1987.

         Robert C. Buffkin has been a business consultant specializing in associations and insurance since 1974. He was elected as a director in 1996.

         Bryan P. Brown is William M. Allen's son-in-law.

         Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company's knowledge, all reports required to be filed were timely filed in fiscal 1997.

Item 10.          Executive Compensation.


                           Summary Compensation Table
                           --------------------------

Name and                                                        Other Annual
Principal Position         Year      Salary        Bonus        Compensation
------------------         ----      ------        -----        ------------
William M. Allen           1997     $240,000         -0-               -0-
Chairman, Chief            1996     $240,000         -0-               -0-
Executive Officer          1995          -0-         -0-               -0-

Bryan P. Brown,            1997     $150,000         -0-               -0-
President

         There are no long term compensation or other compensation plans.

         Director Compensation

         Non-officer directors are entitled to a fee of $2,000 for attendance at meetings of the Board of Directors, plus reimbursement for reasonable travel expenses.

         Stock Options

         In 1997 the Company granted its directors and officers five year stock options as follows:

         Name                       No. Of Options                Exercise Price
         ----                       --------------                --------------
         William M. Allen               300,000                        $4.00
         Bryan P. Brown                 200,000                        $2.34
         Robert C. Buffkin               10,000                        $2.34

         The following table summarizes all stock option activities during the year ended December 31, 1997:

                                                          Stock         Weighted average
                                                         Options    exercise price per share
                                                         -------    ------------------------
         Outstanding as of December 31, 1996             115,000              $2.00
         Granted                                         530,000              $3.28
         Expired or canceled                                 -0-                 --
         Exercised                                      (115,000)             $2.00

         Outstanding at December 31, 1997                530,000


Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

         The following table sets forth, as of March 23, 1998, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.

                                                                 Percent of
                                      Number of                  Outstanding
Name and Address                       Shares                   Common Stock
----------------                   --------------               ------------
William M. Allen                   4,146,000(1)(2)                   48.1%
P.O.Box 531399
Miami Shores, FL 33153

Robert C. Buffkin                     21,000(2)                        *

Susan Lurvey                          20,000                           *

Bryan P. Brown                       245,000                          2.8%

James D. Grainger, CPA                41,348                           *

Officers and Directors
as a group (5 Persons)             4,783,348(2)                      50.2%

(1) Includes 890,000 shares owned by William M. Allen's wife as to which he disclaims any beneficial interest.

(2) Includes stock options held as follows: William M. Allen - 300,000 shares, Bryan P. Brown - 200,000 shares, Robert C. Buffkin - 10,000 shares.

*Less than 2%.

Item 12.          Certain Relationships and Related Transactions.

         Consulting fees aggregating approximately $384,000 and $160,000 were paid to certain shareholders of the Company in 1997 and 1996, respectively.

         In 1997 and 1996, the Company paid $46,200 and $52,234, respectively, to Robert C. Buffkin, a director, for services rendered as a consultant to the Company.

         In December 1996 the Company loaned Bryan P. Brown $92,838 with interest at 8%. The loan is due December 1998.

         See "Item 2. Properties" herein for a description of the Company's lease of its executive office from its Chairman.

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

Incorporation by Reference Notes:


Note              Incorporation by Reference
----              --------------------------
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

C Incorporated by Reference to Exhibit 1.2 to Form 10-KSB for six months ended December 31, 1993

D Incorporated by Reference to Exhibit 1.3 to Form 10-KSB for six months ended December 31, 1993

E                 Incorporated by Reference to Exhibit C to Form 8-K filed
                  December 14, 1994

F                 Incorporated by Reference to Exhibit 3.2 to Registration
                  Statement No. 33-37608 on Form S-18

G Incorporated by reference to Exhibit 8.9 of Form 10-KSB for year ended December 31, 1996

H                 Incorporated by reference to Exhibit A of Form 8-K filed
                  November 21, 1996

I                 Incorporated by reference to Exhibit B of Form 8-K filed
                  November 21, 1996

J                 Incorporated by reference to Exhibit C of Form 8-K filed
                  November 21, 1996

         The following exhibits are filed herewith:

8.12              Management Agreement for Retama Park Racetrack

8.13 Agreement dated May 20, 1998 between Registrant and Compressent relating to recision of Preferred Stock Purchase.

8.14 Agreement dated May 20, 1998 between Registrant and Compressent relating to termination of loan agreement.

8.15 Agreement dated July 15, 1998 relating to sale of Retama Development Corporation bonds among Registrant, International Trading Group I, Inc. And Howe Solomon & Hall, Inc.

27                Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CALL NOW,  INC.



July 20, 1998                                By: s/Bryan P. Brown
                                                 ----------------
                                                  Bryan P. Brown
                                                  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on July 20, 1998.



s/William M. Allen
---------------------------------------
William M. Allen, Chairman and
Director (Principal Executive Officer)

s/Bryan P. Brown
---------------------------------------
Bryan P. Brown, President and
Director


s/James D. Grainger, CPA
---------------------------------------
James D. Grainger, Vice President -
Finance (Principal Accounting Officer)


s/Robert C. Buffkin
---------------------------------------
Robert C. Buffkin, Director

                                                        CALL NOW, INC.
                                                      AND SUBSIDIARIES





                                               CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                        CALL NOW, INC.
                                                      AND SUBSIDIARIES





                                               CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1997 AND 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Call Now, Inc.
Miami Shores, Florida

We have audited the accompanying consolidated balance sheet of Call Now, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Call Now, Inc. and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Miami, Florida                                                  BDO Seidman, LLP
February 24, 1998, except
 for Note 13 which is as
 of July 10, 1998

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES


                                                      CONSOLIDATED BALANCE SHEET



December 31,                                                                        1997
-------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash                                                                       $   179,974
     Marketable securities - at market value (Notes 2, 3 and 4):
         Unrestricted                                                            10,239,326
         Restricted                                                               1,305,055
     Notes and loans receivable (Notes 4 and 9)                                   1,247,838
     Other                                                                          439,683
-------------------------------------------------------------------------------------------

Total current assets                                                             13,411,876



Furniture and equipment, net                                                         11,059



Land (Note 5)                                                                     2,369,075



Notes receivable (Note 12)                                                          753,000


Deferred tax asset (Note 3)                                                         801,950



Other assets                                                                         65,730
-------------------------------------------------------------------------------------------



                                                                                $17,412,690
===========================================================================================

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET



December 31,                                                                              1997
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
   Accounts payable                                                                  $    53,577
   Accrued expenses                                                                      328,420
   Note payable (Note 4)                                                               1,155,000
   Income taxes payable                                                                1,000,844
   Current maturity of mortgage payable (Note 5)                                          13,558
------------------------------------------------------------------------------------------------

Total current liabilities                                                              2,551,399

NON CURRENT
   Deferred income taxes (Note 8)                                                        162,032
   Mortgage payable, less current maturity (Note 5)                                    1,744,026
   Deferred gain from bond defeasance transaction (Note 3)                             2,150,000
------------------------------------------------------------------------------------------------

Total long-term liabilities                                                            4,056,058
------------------------------------------------------------------------------------------------

Total liabilities                                                                      6,607,457
------------------------------------------------------------------------------------------------


COMMITMENT AND CONTINGENCIES (Notes 3, 12 and 13)
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Note 6)
   Preferred stock, no par, shares authorized 800,000, none outstanding                       --
   Common stock, no par, shares authorized 50,000,000,
     8,408,944 issued and 8,318,944 outstanding                                        5,704,965
   Retained earnings                                                                   5,267,758
   Less subscription notes receivable for 115,000 shares of common stock                (230,000)
   Unrealized holding gain on marketable securities, net of
     $162,032 income taxes (Note 2)                                                      268,560
   Treasury stock, at cost                                                              (206,050)
------------------------------------------------------------------------------------------------

Total stockholders' equity                                                            10,805,233
------------------------------------------------------------------------------------------------

                                                                                     $17,412,690
================================================================================================

                                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME


Years ended December 31,                                   1997             1996
------------------------------------------------------------------------------------
INCOME:
  Gain on disposal of marketable securities            $   606,792       $ 5,695,732
  Gain on bond defeasance (Note 3)                       1,703,086                --
  Interest income                                          754,029           262,250
  Miscellaneous                                              5,135            69,499
------------------------------------------------------------------------------------

Total income                                             3,069,042         6,027,481
------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  General and administrative                             1,952,327         1,279,638
  Interest                                                 288,918            98,263
  Loss from unconsolidated entity                               --            60,808
  Depreciation and amortization                             16,795            23,380
------------------------------------------------------------------------------------

Total cost and expenses                                  2,258,040         1,462,089
------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS          811,002         4,565,392
Income taxes                                              (291,112)       (1,716,218)
------------------------------------------------------------------------------------

INCOME BEFORE DISCONTINUED OPERATIONS                      519,890         2,849,174
DISCONTINUED OPERATIONS (Note 1):
  Loss from operation of discontinued subsidiary
    (less tax benefit of $17,500)                               --           (29,108)
  Gain on disposal of subsidiary
    (less income taxes of $69,000)                              --           114,677
------------------------------------------------------------------------------------

NET INCOME                                             $   519,890       $ 2,934,743
====================================================================================

Earnings Per Share - Basic and Diluted (Note 14):
  Continuing operations                                $      0.06       $      0.39
  Discontinued operations                              $        --       $      0.01
  Net income                                           $      0.06       $      0.40
====================================================================================


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 CALL NOW, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



Years ended December 31, 1997 and 1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Subscription
                                                           Common Stock               Treasury Stock         Notes Receivable
                                                      -----------------------     ---------------------     -------------------
                                                      Number of                   Number of                 Number of
                                                        Shares        Amount        Shares       Amount       Shares      Amount
----------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1995                           7,243,700    $3,130,477          --      $      --     250,000    $(200,000)

Cancellation of shares                                  (10,000)       (8,000)         --             --          --           --

Reduction of unrealized holding gain,
   net of income taxes                                       --            --          --             --          --           --

Property dividend                                            --            --          --                         --           --

Common stock received (and retired) in connection
  with disposition of subsidiary                       (100,000)     (200,000)         --             --          --           --

Issuance of common stock for purchase
   of marketable securities                             385,700       337,488          --             --          --           --

Net income                                                   --            --          --             --          --           --
----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1996                           7,519,400    $3,259,965                                250,000    $ 200,000)

Reduction of unrealized holding gain,
   net of income taxes                                       --            --          --             --          --           --

Common stock issued in exchange for
   marketable securities                                760,000     2,185,000          --             --          --           --

Purchase of treasury stock                                   --            --      90,000       (206,050)         --           --

Common stock bonus                                       14,544        30,000          --             --          --           --

Collection of stock subscription notes
   receivable for services rendered                          --            --          --             --    (250,000)     200,000

Exercise of stock options for notes receivable          115,000       230,000          --             --     115,000     (230,000)

Net income                                                   --            --                                     --           --
----------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1997                           8,408,944    $5,704,965      90,000      $(206,050)    115,000    $(230,000)
==================================================================================================================================


Years ended December 31, 1997 and 1996
----------------------------------------------------------------------------------------------------------
                                                           Unrealized
                                                             Holding         Retained
                                                           Gain (Loss)       Earnings            Total
----------------------------------------------------------------------------------------------------------
Balance - December 31, 1995                                $ 2,250,000       $2,030,156       $ 7,210,633

Cancellation of shares                                              --               --            (8,000)

Reduction of unrealized holding gain,
   net of income taxes                                      (1,656,103)              --        (1,656,103)

Property dividend                                                   --         (217,031)         (217,031)

Common stock received (and retired) in connection
  with disposition of subsidiary                                    --               --          (200,000)

Issuance of common stock for purchase
   of marketable securities                                         --               --           337,488

Net income                                                          --        2,934,743         2,934,743
---------------------------------------------------------------------------------------------------------

Balance - December 31, 1996                                $   593,897       $4,747,868       $ 8,401,730

Reduction of unrealized holding gain,
   net of income taxes                                        (325,337)              --          (325,337)

Common stock issued in exchange for
   marketable securities                                            --               --         2,185,000

Purchase of treasury stock                                          --               --          (206,050)

Common stock bonus                                                  --               --            30,000

Collection of stock subscription notes
   receivable for services rendered                                 --               --           200,000

Exercise of stock options for notes receivable                      --               --                --

Net income                                                          --          519,890           519,890
---------------------------------------------------------------------------------------------------------
Balance - December 31, 1997                                $   268,560       $5,267,758       $10,805,233
=========================================================================================================

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 11)




Years ended December 31,                                            1997            1996
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                   $   519,890       $ 2,934,743
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                 16,795            54,667
      Cancellation of stock for services                                --            (8,000)
      Furniture and equipment charged-off                           24,100                --
      Provision for doubtful accounts                                   --            19,167
      Issuance of stock for services                                30,000                --
      Stock subscription receivable for services rendered          200,000                --
      Gain on disposal of marketable securities                   (606,792)       (5,695,732)
      Gain on bond defeasance                                   (1,703,086)               --
      Gain on disposal of subsidiary                                    --          (183,677)
      Loss from unconsolidated entity                                   --            60,808
      Change in assets and liabilities, net of businesses
       disposed of:
         (Increase) decrease in:
           Accounts receivables                                         --           (21,161)
           Other current assets                                   (417,727)              895
           Deferred tax asset                                     (801,950)               --
           Other assets                                              2,380            (8,978)
         Increase (decrease) in:
           Accounts payable                                       (484,967)         (225,946)
           Accrued expenses                                        215,508            24,321
           Income taxes payable                                 (1,766,888)        1,218,213
--------------------------------------------------------------------------------------------

Cash used in operating activities                               (4,772,737)       (1,830,680)
--------------------------------------------------------------------------------------------

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (CONTINUED) (NOTE 11)




Years ended December 31,                                             1997              1996
-----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Capital expenditures                                          $     (2,250)      $     (8,846)
  Cash transfer on sale of subsidiary                                     --            (44,014)
  Purchase of marketable securities                               (2,512,024)       (10,657,693)
  Proceeds from sale of marketable securities                        748,669         17,110,180
  Proceeds from bond defeasance                                    3,853,086                 --
  Advances and loans                                                      --         (1,190,429)
  Addition to land                                                    (6,015)          (593,060)
  Payment for acquisition of customer base                                --            (26,150)
  Notes and loans:
    Advances                                                        (753,000)                --
    Collections                                                    1,097,591                 --
-----------------------------------------------------------------------------------------------

Cash provided by investing activities                              2,426,057          4,589,988
-----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from loans                                              1,075,000                 --
  Payments on margin loan                                                 --         (1,304,266)
  Purchase of treasury stock                                        (206,050)                --
  Payments on long term debt and capital lease obligations           (12,416)           (26,178)
-----------------------------------------------------------------------------------------------

Cash provided by (used in) financing activities                      856,534         (1,330,444)
-----------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                   (1,490,146)         1,428,864
Cash, beginning of year                                            1,670,120            241,256
-----------------------------------------------------------------------------------------------

Cash, end of year                                               $    179,974       $  1,670,120
===============================================================================================

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES



NATURE OF BUSINESS      After exiting the long distance telephone business in
                        1996, the Company has redeployed its assets primarily into real estate by the acquisition of 118 acres of land in Williamson County, Texas which it may develop and acquiring $93,925,000 face amount bonds and notes secured by a lien on the Retama Park Horse Racing
                        Facility ("Facility") in suburban San Antonio, Texas. In addition, the Company entered into a contract to manage the Facility commencing January 1998.

PRINCIPLES OF           The accompanying consolidated financial statements
CONSOLIDATION           include the accounts of Call Now, Inc. and its
                        wholly-owned subsidiaries ARN Communications Corp.
                        ("ARN"), Retama Entertainment Group, Inc., and Andice
                        Development Co. (collectively "the Company").
                        Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant intercompany transactions and balances have been eliminated in consolidation.

MARKETABLE              In accordance with Statement of Financial Accounting
SECURITIES              Standards No. 115, "Accounting for Certain Investments
                        in Debt and Equity Securities," (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At December 31, 1997, the Company classified its investment portfolio as available for sale and held to maturity. Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity.

                        Gain or losses from the sale or redemption of the investments are determined using the specific identification method.


INCOME TAXES            The Company accounts for income taxes pursuant to the
                        provisions of the Financial Accounting Standards Board
                        Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES



                        for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

EARNINGS PER            Effective December 31, 1997, the Company adopted
COMMON SHARE            Financial Accounting Standards (SFAS) No. 128, "Earnings
                        Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

                        Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

                        Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted earnings per share are excluded from the calculation.

UNINSURED CASH          The Company maintains its cash balances at several
BALANCES                financial institutions. Accounts at the institutions are
                        secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, balances may exceed this amount. At December 31, 1997, uninsured balances aggregated $55,300.

CONCENTRATION OF        The Company's current business involves two ventures
CREDIT                  which are interest rate sensitive. First, is ownership
RISK/ECONOMIC           of tax exempt bonds secured by a first mortgage on the
DEPENDENCY              Retama Park Horse Racing Facility near San Antonio,
                        Texas. The second, is ownership of development property in Williamson County, Texas (near San Antonio, Texas).
                        Both ventures are dependent on continued low interest rates and economic prosperity in the San Antonio metropolitan area.

PREPARATION OF          The preparation of financial statements in conformity
FINANCIAL STATEMENTS    with generally accepted accounting principles requires
                        management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES



FAIR VALUE OF           The carrying value of financial instruments including
FINANCIAL               marketable securities, notes and loans receivables,
INSTRUMENTS             accounts payable and notes payable approximate their
                        fair values at December 31, 1997.

LONG-LIVED ASSETS       Statement of Financial Accounting Standards No. 121
                        "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income.

STOCK BASED             Statement of Financial Accounting Standards No. 123,
COMPENSATION            "Accounting for Stock Based Compensation." SFAS No. 123
                        establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead discloses the effects of the calculation required by the statement.

FUTURE ACCOUNTING       Statement of Financial Accounting Standards (SFAS) No.
PRONOUNCEMENTS          130, "Reporting Comprehensive Income," establishes
                        standards for reporting and display of comprehensive income, its components and accumulated balances.
                        Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                        Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES



                        is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                        These new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative financial information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.    DISPOSITION OF    Effective August 1996, the Company sold the assets and
      SUBSIDIARY        liabilities of its long distance services company, ARN.
                        Under the terms of the agreement, the former President of ARN exchanged one hundred thousand shares, valued at $200,000, of Call Now, Inc. common stock for all of the assets and liabilities of ARN.

                        The following is the results of operations of ARN for the period January 1 to the date of disposition (August 20, 1996):

                            Revenues                                   $ 323,412

                            Loss from operations                       $ (46,608)
                            ====================================================


2.    MARKETABLE        The carrying amounts of marketable securities as shown
      SECURITIES        in the accompanying balance sheet and their approximate
                        market values at December 31, 1997 are as follows:

                                                                      Gross          Gross
                                                                   Unrealized      Unrealized      Market
                                                      Cost            Gains          Losses         Value
                     ---------------------------------------------------------------------------------------
                       Held to maturity:
                        U.S. government
                         obligations
                          (Note 4)                 $1,305,055       $     --        $     --     $ 1,305,055
                     ---------------------------------------------------------------------------------------

                                                    1,305,055             --              --       1,305,055
                     =======================================================================================


                       Available for sale:
                        Municipal bonds
                         and notes                 $9,154,929       $     --        $     --     $ 9,154,929
                        Corporate
                         securities                   653,804        430,593              --       1,084,397
                      --------------------------------------------------------------------------------------

                                                   $9,808,733       $430,593        $     --     $10,239,326
                      ======================================================================================


                        Unrealized gains on securities available for sale at December 31, 1997 are shown net of income taxes as a component of stockholders' equity.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           At December 31, 1997, marketable securities with a carrying value of $1,305,055 were pledged to collateralize the note payable to a Broker Dealer. (Note 4).

3.  INVESTMENT IN BONDS    On September 20, 1996, the Company acquired
    AND BOND               $52,274,000, 8.75% term bonds of Retama Development
    DEFEASANCE             Corporation ("RDC") Special Facilities Revenue Bonds,
    TRANSACTION            Series 1993 for a purchase price of $10,300,000. The
                           bonds were secured by a first mortgage on the Retama
                           Park Horse Racing facility.

                           In November 1996, the Company purchased $39,275,000 principal amount of Retama Development Corporation Series 1993A notes and $500,000 of Retama Development Corporation Series 1993B notes for 385,700 shares of the Company's common stock valued at $337,488. The notes were secured by a lien on the Retama Park Horse Racing facilities, including real and personal property.

                           Simultaneously, the Company sold 50% of the bonds and notes to a broker/dealer for an initial payment of $1,740,000 and future payments of $1,950,000 to be paid prior to December 16, 1996. At December 31, 1996, $850,000 was uncollected.

                           On March 26, 1997, the Company participated in the defeasance of the RDC bonds and notes held by it, and received cash in the amount of $3,853,086, $3,640,000, 7% Series 1997 A Bonds and $45,200,000,
                           8% Series 1997 B Bonds as part of the defeasance. The 1997 bonds were valued by an independent third party at the same value as the carrying value of the 1993 bonds.

                           On April 7, 1997, the Company acquired the balance of the RDC bonds in exchange for 760,000 shares of the Company's common stock, 15,000 shares of Compressent Corporation ("Compressent") common stock, and $2,150,000 in cash. The cost of the remaining bonds purchased by the Company, including acquisition costs, was $3,187,728. At December 31, 1997 the Company's total holdings of RDC bonds are: (a) 1997 Series A, 7% bonds - $7,000,000 and (b) 1997 Series B, 8% bonds - $86,925,000.

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           Under the terms of the bond defeasance, after giving effect to the purchase of the additional bonds referred to in the preceding paragraph, the Company had a gain of $3,853,086. However, the Company is obligated to lend to RDC, to fund any operating deficit (as defined) of RDC, up to $2,150,000 for a two-year period expiring March 1999, of which $703,000 has been advanced at December 31, 1997.

                           As a result of the foregoing obligation, the Company has reduced the gain on the bond defeasance by $2,150,000 which is reflected in the accompanying balance sheet as deferred gain from bond defeasance. In this connection, a deferred tax asset of $801,950 has been recorded.

4. NOTES AND LOANS         Notes and loans receivable at December 31, 1997
   RECEIVABLE              comprise the following:

                           On March 24, 1997, the Company renewed an agreement
                           with a broker-dealer whereby the Company executed a
                           secured demand note payable to the broker-dealer in
                           the amount of $1,155,000, without interest, payable
                           on demand, collateralized by the pledge of U.S.
                           Treasury bills ($1,305,055 at December 31, 1997);
                           such amount is included in marketable
                           securities-restricted in the accompanying balance
                           sheet; simultaneously, the broker-dealer signed a
                           note payable to the Company in a like amount bearing
                           interest at 12% per annum, maturing March 31, 1998.
                           The Company has advised the broker-dealer that it
                           will not renew this agreement.                                 $1,155,000

                           Note receivable from an officer bearing interest at
                           8% per annum, principal and interest due December 20,
                           1998, collateralized by 45,000 shares of the
                           Company's common stock.                                            92,838
                           -------------------------------------------------------------------------


                                                                                          $1,247,838
                           =========================================================================

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5. LAND On July 15, 1996, the Company acquired 118 acres of development property in Williamson County, Texas for a purchase price of $2,363,060. Under the terms of the purchase, the Company paid $589,310 and executed a seven year, 9% note, in the approximate amount of $1,770,000 with annual principal and interest payments of $85,721 commencing January 1997 and ending July 15, 2003, at which time the remaining $1,655,056 balance is due.

                           The following is a summary of annual principal payments due under this note:

                           Year                                         Amount
                           -----------------------------------------------------
                           1998                                       $   13,558
                           1999                                           14,806
                           2000                                           16,169
                           2001                                           17,657
                           2002                                           19,282
                           2003                                        1,676,112
                           -----------------------------------------------------

                                                                      $1,757,584
                           =====================================================

6. STOCKHOLDERS' EQUITY    The Company has authorized 800,000 shares of no par
                           value preferred stock. Of the 800,000 shares, 300,000 are designated Class A convertible redeemable preferred stock (Class A), 7,500 are designated Class
                           B convertible redeemable preferred stock (Class B) and 300,000 are designated as Class C convertible redeemable preferred stock (Class C).

                           The Class A preferred stock is non-voting, redeemable at the option of the Company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder. The Class A preferred stockholders are entitled to receive an annual dividend of $.30 per share. Of the 300,000 designated shares, none were outstanding at December 31, 1997.

                           The Class B preferred is non-voting stock redeemable at the option of the Company at a price of $100 per share plus accrued but unpaid

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           dividends, and is convertible into 100 shares of common stock at the option of the holder. The Class B preferred stockholders are entitled to receive an annual dividend of $6.00 per share. Of the 7,500 designated shares, none were outstanding at December 31, 1997.

                           The Class C preferred stock is non-voting, redeemable at the option of the Company at a price of $3.00 per share plus one share of common stock, and convertible into one share of common stock at the option of the holder. Of the 300,000 designated shares, none were outstanding at December 31, 1997.

                           In a prior year, the Company entered into "Consultant's Stock Purchase and Sale Agreements" (stock subscription notes receivable) with several individuals. In exchange for providing certain advisory and/or consulting services, the individuals were entitled to purchase 710,000 shares of the Company's common stock at $.80 per share. The purchase price was payable in five years, with interest at prime plus 1% per annum. All or a portion of any compensation due by any of the individuals may be credited to the purchase price of the stock.

                           During 1997, services provided by several individuals in the aggregate amount of $200,000 have been applied to the stock subscription notes receivable. In a separate transaction, the Company authorized three of its officers and employees to exercise options aggregating 115,000 in exchange for notes totaling $230,000. At December 31, 1997, accrued interest receivable on the subscription notes receivable amounted to $16,212.

                           The board of directors of the Company declared, and distributed, a stock dividend from the Company's holdings of Compressent's common stock, valued at $217,031, on the basis of one share of Compressent Corporation's common stock for each ten shares of the Company's common stock held on the record date of March 12, 1996. In this connection, $182,944, representing the excess of the cost of the shares distributed over the market value of such shares, was charged to operations during 1996 and the loss is reflected in gain on disposal of marketable securities. At December 31, 1997, the Company continues to hold 204,897 shares of Compressent common stock (see Note 13).

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. STOCK BASED             At December 31, 1997, the Company has non-plan
   COMPENSATION            options which are described below. The Company
                           applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                           In 1995, the Company granted options to purchase 115,000 shares of its common stock to its corporate counsel, chief financial officer and controller. The options are exercisable at $2 per share and expire three years from the date of grant. These options were exercised during 1997.

                           On April 25, 1997, the Company granted a stock bonus of 14,544 shares of its common stock to its corporate counsel, chief financial officer and controller. In addition, on the same date, the Company granted options to purchase 530,000 shares of its common stock to its president, chief executive officer and two members of its board of directors. The options are exercisable at prices ranging from $2.34 - $4 per share and expire five years from the date of grant.

                           FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's options had been determined in accordance with the fair value based method prescribed in FASB Statement
                           123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: no dividend yield percent; expected volatility of 46.5 and 0.1 percent; risk-free interest rates of 6.8% and 6.0%, and expected lives of 4.3 years and 3 years for the non-plan options.

                           Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amount indicated below:

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                             1997                1996
                          -------------------------------------------------------------
                          Net income
                              As reported                $  519,890          $2,934,743
                              Pro forma                     256,522           2,934,743

                          Earnings per share
                              As reported                       .06                 .40
                              Pro forma                         .03                 .40

                           A summary of the status of the Company's non-plan options as of December 31, 1997 and 1996, and changes during the years ended on those dates are presented below:

                                                                   December 31, 1997           December 31, 1996
                                                               ------------------------     ------------------------
                                                                              Weighted-                    Weighted-
                                                                               Average                      Average
                                                                               Exercise                     Exercise
                                                                 Shares          Price      Shares           Price
                           -----------------------------------------------------------------------------------------
                           Outstanding at beginning of
                               year                             115,000          $2.00      115,000           $2.00
                           Granted                              530,000           3.27           --              --
                           Exercised                           (115,000)          2.00           --              --
                           Forfeited                                 --             --           --              --
                           ----------------------------------------------------------------------------------------

                           Outstanding at end of year           530,000           3.27      115,000            2.00
                           ----------------------------------------------------------------------------------------

                           Options exercisable at year-end      530,000           3.27      115,000            2.00

                           Weighted-average fair value of
                               options granted during the
                               year                                  --            .80           --             .08
                           ========================================================================================

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           The following table summarizes information about non-plan options outstanding at December 31, 1997:

                                                  Options Outstanding                     Options Exercisable
                           --------------------------------------------------------    --------------------------
                                                             Weighted-
                                                              Average     Weighted-                     Weighted-
                             Range of         Number         Remaining     Average         Number        Average
                             Exercise     Outstanding at    Contractual   Exercise     Exercisable at    Exercise
                              Prices         12/31/97           Life        Price         12/31/97        Price
                           --------------------------------------------------------------------------------------
                             $  2.34          230,000        4.3 years       2.34          230,000         2.34
                                4.00          300,000        4.3 years       4.00          300,000         4.00

8. INCOME TAXES            The components of the provision for income taxes are
                           as follows:

                           Year ended December 31,           1997           1996
                           --------------------------------------------------------
                           Current:
                             Federal                      $ 224,657     $ 1,509,094
                             State                           66,455         258,624
                           --------------------------------------------------------

                                                          $ 291,112     $ 1,767,718
                           ========================================================

                           Such income taxes are included in the accompanying consolidated financial statements as follows:

                                                                           1997             1996
                           -----------------------------------------------------------------------
                           Income from operations                       $ 291,112      $ 1,716,218
                           Loss from operation of discontinued
                             subsidiary                                        --          (17,500)
                           Gain on disposal of subsidiary                      --           69,000
                           -----------------------------------------------------------------------

                                                                        $ 291,112      $ 1,767,718
                           =======================================================================

                           The above provision has been calculated based on Federal and State statutory rates.

                           The temporary differences at December 31,1997 which gave rise to a deferred income tax liability of $162,032 is attributable to unrealized holding gains on marketable securities and a deferred tax asset of

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           $801,950 due to the deferral of the $2,150,000 gain from the bond defeasance (Note 3).

9. RELATED PARTY           Consulting fees aggregating approximately $384,000
   TRANSACTIONS            and $160,000 were incurred to certain shareholders
                           and directors of the Company in 1997 and 1996, respectively.

                           The Company leases office space from its chief executive officer and majority shareholder on a month to month basis. The Company incurred rental expenses of $30,000 for the use of such facilities for 1997 and 1996.

                           At December 31, 1997, outstanding notes receivables from the Company's stockholders and officers amounted to $322,838.

10. MANAGEMENT             On October 27, 1997 the RDC's Board of Directors
    AGREEMENT              approved a management contract granting Retama
                           Entertainment Group, Inc., an 80% owned subsidiary of the Company, the right to manage the operations of the Facility commencing on January 1, 1998. The three year agreement provides Retama Entertainment Group, Inc., with a monthly management fee of $15,000 plus a variable fee equal to 25% of profits in excess of $1,000,000 annually. As of December 31, 1997, operations of this subsidiary had not commenced.

11. SUPPLEMENTAL CASH
    FLOW INFORMATION

                           Year ended December 31,             1997          1996
                           --------------------------------------------------------
                           Cash paid for interest          $   288,900    $  25,250
                           Cash paid for income taxes        2,877,000      550,000
                           ========================================================

                           SUPPLEMENTARY INFORMATION:

                           During the year ended December 31, 1997, noncash investing and financing activities are as follows:

                           - Purchase of $45,085,000 principal amount of RDC Series 1997 A and B for 760,000 shares of the Company's common stock valued at $2,125,000, and the assumption of a note payable in the amount of

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                               $200,000 and funding liability obligation in the amount of $1,075,000.

                           - Cancellation of a note payable in the amount of $150,000 for 15,000 shares of Compressent common stock valued at $10.00 for share.

                           - Issuance of 115,000 shares of the Company's common stock in exchange for subscription notes receivable in the amount of $230,000.

                           During the year ended December 31, 1996, noncash investing and financing activities are as follows:

                           - On August 20, 1996 the Company sold all of the assets and liabilities of its subsidiary, ARN. The gain on sale is reconciled as follows:

                                    Fair value of assets sold                    $ 183,371
                                    Liabilities assumed by buyer                  (167,048)
                            --------------------------------------------------------------

                                    Net assets sold                                 16,323

                                    Receipt of 100,000 shares of Call Now,
                                       Inc. common at fair market value            200,000
                            --------------------------------------------------------------

                                    Gain on sale                                 $ 183,677
                            ==============================================================

                           - Fair market value of dividend paid in Compressent common stock, valued at $217,031.

                           - Mortgage payable of $1,770,000 incurred in the purchase of land.

                           - Purchase of $39,275,000 principal amount of RDC Series 1993A notes and $500,000 of RDC Series 1993B notes for 385,700 shares of the Company's common stock valued at $337,488.

                           - Reversal of temporary differences resulting in a reclassification between deferred and current income tax payable of $1,495,195.

                           Unrealized holding gains on marketable securities aggregated $430,592

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           and $951,047 for the years ended December 31, 1997 and 1996 for which deferred income tax effects were $162,032 and $357,000, respectively.

12. CONTINGENCIES          In 1994, a former director, filed a lawsuit in
                           Florida against the Company seeking damages of approximately $500,000 for breach of an oral employment agreement. On May 14, 1998, this litigation was settled. In this connection, the Company has agreed to pay $50,000 and to issue 26,500 shares of its common stock to the former director.

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

13. SUBSEQUENT EVENTS      In February 1998, the Company entered into a loan
                           agreement with Compressent in which the Company was obligated to lend, on or before July 31, 1998, upon the request of Compressent's Board of Directors, up to $10,000,000. Amounts loaned were to be due one year from the date of the loan and would bear interest at 15% a year. In addition, the Company was to receive a $400,000 commitment fee at the time of the first loan advance. In connection with the loan agreement, the Company would receive, warrants to acquire 500,000 shares of the Compressent's common stock at $6.25 per share.

                           In addition, the Company exchanged $3,500,000 face amount of its investment in RDC, Series A Bonds for 56,000 shares of Compressent, 7.5% cumulative convertible preferred stock, which would be convertible into 560,000 shares of Compressent's common

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           stock and an option to acquire 500,000 shares of Compressent's common stock for $6.25 per share.

                           On May 20, 1998, the Company and Compressent terminated the loan agreement before any loan was made thereunder. In addition, the parties rescinded the preferred stock and warrant purchase by each party returning to the other the securities originally exchanged. However, Compressent, upon the original receipt of the RDC bonds, borrowed approximately $2,000,000, pledging the bonds as collateral. In this connection, upon termination of the agreement, the Company assumed the approximate $2,000,000 loan, and agreed to receive 1,333,333 unregistered shares of Compressent common stock. The Company and the lender have agreed to extend the due date of the loan to January 1999. In addition, the Company will issue 150,000 shares of its common stock to the lender and receive 100,000 shares of Compressent common stock plus warrants to purchase 100,000 shares of Compressent common stock at $1.00 a share.

                           In July 1998, the Company entered into an agreement to purchase, for substantial amounts, three additional thoroughbred race tracks: Louisiana Downs, Thistledown and Remington Park. In this connection, the Company paid a $2,000,000 refundable deposit to the sellers and has until September 24, 1998 to complete its due diligence and financing arrangements and decide if it intends to complete the transaction.

                           In July 1998, the Company sold $3,500,000 face amount of its investment in RDC Series A Bonds for $2,150,000. The Company has the option to repurchase the bonds on or before January 1, 1999 for $2,150,000 plus accrued interest.

14. EARNINGS PER SHARE     The following reconciles the components of the
                           earnings per share (EPS) computation:

                                                                  CALL NOW, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



For the years ended December 31,                                         1997                                  1996
----------------------------------------------------------------------------------------------------------------------

                                           Income          Shares     Per-Share    Income           Shares    Per-Share
                                        (Numerator)    (Denominator)    Amount   (Numerator)    (Denominator)   Amount
-----------------------------------------------------------------------------------------------------------------------
Earnings per common share
  Income from continuing operations
  available to common shareholders      $  519,890       8,090,594      $   .06   $2,849,174       7,278,257     $ .39

Effect of Dilutive Securities:
  Stock options                                 --          25,510        --              --              --        --
----------------------------------------------------------------------------------------------------------------------

Income from continuing operations
  available to common shareholders
  plus assumed conversions              $  519,890       8,116,104      $   .06    2,849,174       7,278,257     $ .39
======================================================================================================================

                           Options to purchase 300,000 shares and 115,000 shares of common stock at $4.00 and $2.00 per share were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares. The 115,000 options, which expire in 1998 were outstanding at December 31, 1996 and were exercised in 1997; the 300,000 options which expire in 2002, were outstanding at December 31, 1997.