Form 10QSB
period 1998-03-31
CALL NOW INC
filed 1998-07-31
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended:     March 31, 1998

Commission File No.  0-27160


                                 CALL NOW, INC.
                                 --------------
              (Exact name of small business issuer in its charter)


             Florida                                     65-0337175
----------------------------------            ---------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


                10803 Gulfdale, Suite 222, San Antonio, TX 78216
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (210) 349-4141
                                 --------------
                           (Issuer's telephone number)



                     P.O. Box 531399, Miami Shores, Fl 33153
                 ----------------------------------------------
                 (Former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                             ---



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,558,944 shares as of July 29, 1998.

Transitional Small Business Format:  No
                                    ----

                         PART I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                  Registrant's Financial Statements filed herewith following the signature page.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES - filed following the financial statements.


                           PART II - OTHER INFORMATION


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

Registrant filed a report on Form 8-K on February 19, 1998 reporting agreements with Compressent Corporation.




                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CALL NOW, INC.



                                       By: /s/ William M. Allen
                                           -------------------------------------
                                           William M. Allen
                                           Chairman



                                       By: /s/ James D. Grainger
                                           -------------------------------------
                                           James D. Grainger
                                           Vice President-Finance
July 29, 1998                                   Principal Accounting Officer

                        CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1998
                                  (UNAUDITED)


                     ASSETS


CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                                     $    60,233
       MARKETABLE SECURITIES, AT MARKET VALUE
                    UNRESTRICTED                                      10,139,112
                    RESTRICTED                                         1,319,847
       NOTES AND LOANS RECEIVABLE                                      1,247,838
       OTHER                                                             566,411
                                                                     -----------

                    TOTAL CURRENT ASSETS                              13,333,441

FURNITURE AND EQUIPMENT (LESS ACCUMULATED
       DEPRECIATION OF $20,596)                                           10,256

LAND                                                                   2,369,075

LONG TERM NOTES AND RECEIVABLES                                          703,000

DEFERRED TAX ASSET                                                       801,950

OTHER                                                                     87,314
                                                                     -----------

                    TOTAL ASSETS                                     $17,305,036
                                                                     ===========












SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1998
                                  (UNAUDITED)





                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:

       CURRENT MATURITY OF MORTGAGE PAYABLE                        $     14,168
       ACCOUNTS PAYABLE                                                  96,657
       NOTE PAYABLE                                                   1,155,000
       ACCRUED EXPENSES                                                 439,954
       INCOME TAXES PAYABLE                                             905,594
                                                                   ------------

                    TOTAL CURRENT LIABILITIES                         2,611,373

LONG-TERM LIABILITIES:

       DEFERRED INCOME TAXES                                            124,321
       MORTGAGE PAYABLE, LESS CURRENT MATURITY                        1,736,787
       DEFERRED GAIN FROM BOND DEFEASANCE TRANSACTION                 2,150,000
                                                                   ------------

                    TOTAL LONG-TERM LIABILITIES                       4,011,108
                                                                   ------------

                    TOTAL LIABILITIES                                 6,622,481
                                                                   ------------


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                              2,599
                                                                   ------------

STOCKHOLDERS' EQUITY:

       PREFERRED STOCK, NO PAR, 800,000 SHARES
         AUTHORIZED, NONE OUTSTANDING
       COMMON STOCK, NO PAR, 50,000,000 SHARES
         AUTHORIZED, 8,408,944 SHARES ISSUED, AND
         8,318,944 SHARES OUTSTANDING                                 5,704,965
       RETAINED EARNINGS                                              5,204,984
       LESS SUBSCRIPTION NOTES RECEIVABLE FOR
         115,000 SHARES OF COMMON STOCK                                (230,000)
       ACCUMULATED OTHER COMPREHENSIVE INCOME                           206,057
       TREASURY STOCK, AT COST                                         (206,050)
                                                                   ------------
                    TOTAL STOCKHOLDERS' EQUITY                       10,679,956
                                                                   ------------

                    TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY                         $ 17,305,036
                                                                   ============





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CALL NOW, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)


                                                         1998              1997
                                                    -------------------------------
REVENUES:
       GAIN ON SALE OF MARKETABLE SECURITIES         $        --        $ 1,703,087
       REIMBURSED OPERATING COSTS                        801,125                 --
       MANAGEMENT FEES                                    45,000                 --
       INTEREST INCOME                                   202,700             71,687
       MISCELLANEOUS                                       1,186              5,135
                                                    -------------------------------

                    TOTAL REVENUES                     1,050,011          1,779,909
                                                    -------------------------------

COSTS AND EXPENSES:
       GENERAL AND ADMINISTRATIVE                      1,162,795            314,348
       INTEREST                                           42,039             39,713
       DEPRECIATION AND AMORTIZATION                         803              4,162
                                                    -------------------------------

                    TOTAL COSTS AND EXPENSES           1,205,637            358,223
                                                    -------------------------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                                (155,626)         1,421,686

INCOME TAX (EXPENSE) BENEFIT                              95,250           (537,050)
                                                    -------------------------------

INCOME(LOSS) BEFORE MINORITY INTEREST                    (60,376)           884,636

MINORITY INTEREST                                         (2,398)
                                                    -------------------------------

NET INCOME (LOSS)                                        (62,774)           884,636

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
       UNREALIZED HOLDING GAINS ON SECURITIES            (62,503)         1,271,639
                                                    -------------------------------

COMPREHENSIVE INCOME (LOSS)                          $  (125,277)       $ 2,156,275
                                                    ===============================


EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED

       NET INCOME (LOSS)                             $     (0.01)       $      0.11
                                                    ===============================







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CALL NOW, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)



                                                                    SUBSCRIPTION                ACCUMULATED
                       COMMON STOCK          TREASURY STOCK        NOTES RECEIVABLE                OTHER
                      -------------------------------------------------------------- UNREALIZED COMPREHENSIVE
                         NUMBER               NUMBER               NUMBER              HOLDING     INCOME    RETAINED
                        OF SHARES    AMOUNT  OF SHARES   AMOUNT   OF SHARES   AMOUNT  GAIN(LOSS)   (LOSS)    EARNINGS      TOTAL
                      --------------------------------------------------------------------------------------------------------------
BALANCE -
 DECEMBER 31, 1997      8,408,944  $5,704,965  90,000  $(206,050)  115,000  $(230,000)  $268,560  $     --  $5,267,758  $10,805,233
                                                                                                                        -----------

RECLASSIFICATION OF
  UNREALIZED HOLDING
  GAIN DUE TO ADOPTION
  OF FASB 130                                                                           (268,560)  268,560

COMPREHENSIVE INCOME:

  NET (LOSS)                                                                                                   (62,774)     (62,774)

  UNREALIZED (LOSS) ON
   SECURITIES                                                                                      (62,503)                 (62,503)
                                                                                                                        -----------

TOTAL COMPREHENSIVE
 INCOME                                                                                                                    (125,277)
                      -------------------------------------------------------------------------------------------------------------

BALANCE -
 MARCH 31, 1998         8,408,944  $5,704,965  90,000  $(206,050)  115,000  $(230,000)  $     --  $206,057  $5,204,984  $10,679,956
                      =============================================================================================================










SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CALL NOW, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)




                                                                     1998              1997
                                                                 ------------------------------
OPERATING ACTIVIES:
-------------------

      NET INCOME (LOSS)                                          $   (62,774)       $   884,636
      ADJUSTMENTS TO RECONCILE NET INCOME TO
         NET CASH USED IN OPERATING ACTIVITIES:
              DEPRECIATION AND AMORTIZATION                              803              4,162
              GAIN ON BOND DEFEASANCE                                                (1,703,087)
              FURNITURE AND EQUIPMENT CHARGED OFF                                        21,765
              CHANGES IN ASSETS AND LIABILITIES:
                (INCREASE) DECREASE IN ASSETS:
                     DEFERRED TAX ASSET                                                (801,950)
                     OTHER CURRENT ASSETS                           (126,416)           (18,468)
                     OTHER ASSETS                                    (21,896)            (6,481)
                INCREASE (DECREASE) IN LIABILITIES:
                     ACCOUNTS PAYABLE                                 43,080           (424,725)
                     ACCRUED EXPENSES                                111,534            (41,540)
                     INCOME TAXES PAYABLE                            (95,250)           939,000
                     MINORITY INTEREST                                 2,599
                                                                 ------------------------------

              CASH (USED) BY OPERATING ACTIVITIES                   (148,320)        (1,146,688)
                                                                 ------------------------------


INVESTING ACTIVITIES:
---------------------

      CAPITAL (EXPENDITURES) REFUND                                                       2,334
      PURCHASE OF MARKETABLE SECURITIES                              (14,792)           (12,181)
      PROCEEDS FROM BOND DEFEASANCE                                                   3,853,087
      NOTES AND LOANS RECEIVABLE:
              ADVANCES                                                                 (147,530)
              COLLECTIONS                                             50,000            945,869
                                                                 ------------------------------

              CASH PROVIDED BY INVESTING ACTIVITIES                   35,208          4,641,579
                                                                 ------------------------------


FINANCING ACTIVITIES:
---------------------

      FUNDING OBLIGATION                                                              1,075,000
      PAYMENT ON LONG TERM DEBT                                       (6,629)            (6,071)
                                                                 ------------------------------

              CASH PROVIDED (USED) BY FINANCING ACTIVITIES            (6,629)         1,068,929
                                                                 ------------------------------

NET INCREASE (DECREASE) IN CASH                                     (119,741)         4,563,820

CASH, BEGINNING OF PERIOD                                            179,974          1,670,120
                                                                 ------------------------------

CASH, END OF PERIOD                                              $    60,233        $ 6,233,940
                                                                 ==============================




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CALL NOW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1. The quarter ended March 31, 1998 reflects the operations of Retama Entertainment Group, Inc., an 80% subsidiary, for the first time. Total revenues were $846,125 and operating expenses were $834,133.


2. During the quarter, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

         At December 31, 1997, the Company had unrecognized holding gain from marketable securities classified as available for sale in the amount of $268,560, net of tax. During the quarter ended March 31, 1998, a decrease of $62,503 has been recorded as other comprehensive income in the statement of operations and the balance has been reclassified as accumulated other comprehensive Income in the Stockholders' Equity. The before tax and after tax amount of other comprehensive income is summarized below:

                                             Before      Tax      After
                                              Tax      benefit     tax
                                              ---      -------     ---

         Unrealized holding loss            $100,214   $37,711   $62,503
                                            --------   -------   -------



3. In February 1998, the Company entered into a loan agreement with Compressent in which the Company was obligated to lend, on or before July 31, 1998, upon the request of Compressent's Board of Directors, up to $10,000,000. Amounts loaned were to be due one year from the date of the loan and would bear interest at 15% a year. In addition, the Company was to receive a $400,000 commitment fee at the time of the first loan advance. In connection with the loan agreement, the Company would receive, warrants to acquire 500,000 shares of the Compressent's common stock at $6.25 per share.


                                                                     (continued)

                         CALL NOW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


3.       (continued)

         In addition, the Company exchanged $3,500,000 face amount of its investment in RDC Series A Bonds for 56,000 shares of Compressent, 7.5% cumulative preferred stock, which would be convertible into 560,000 shares of Compressent's common stock and an option to acquire 500,000 shares of Compressent's common stock for $6.25 per share.

         On May 20, 1998, the Company and Compressent terminated the loan agreement before any advance was made thereunder. In addition, the parties rescinded the preferred stock and warrant purchase by each party returning to each other the securities originally exchanged. However, Compressent, upon the original receipt of the RDC bonds, borrowed approximately $2,000,000, pledging the bonds as collateral. In connection with the termination of the agreement, the Company assumed the approximate $2,000,000 loan, and agreed to receive 1,333,333 unregistered shares of Compressent common stock. The Company and the lender have agreed to extend the due date of the loan to January 1, 1999. In addition, the Company will issue 150,000 shares of its common stock to the lender and receive 100,000 shares of Compressent common stock plus warrants to purchase 100,000 shares of Compressent common stock at $1.00 a share.

         In July 1998, the Company entered into an agreement to purchase, for substantial amounts, three additional thoroughbred racetracks:
         Louisiana Downs, Thistledown and Remington Park. The Company paid a $2,000,000 refundable deposit to the sellers and has until September 24, 1998 to complete the transaction.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES.


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO 1997.


         RESULTS OF OPERATIONS:

         a.       REVENUES

                  The Company's revenues for the three months ended March 31,1998 were $1,050,011 as compared to 1,779,909 for the three months ended March 31, 1997. Revenues for the 1998 quarter were attributable to the inclusion of revenue from Retama Entertainment Group, Inc., an 80% owned subsidiary, for the first time and the decrease in gain from the sale of securities in the quarter ended March 31, 1997. There was also interest income for the three months ended March 31, 1998 of $202,700 as compared to $71,687 for the three months ended March 31, 1997. The increase in interest income is primarily due to the Series A bonds.

         b.       EXPENSES

                  (1)  GENERAL AND ADMINISTRATIVE

                  Expense for the quarter ended March 31, 1998 was $1,205,637 compared to $358,223 for the March 31, 1997 quarter. The increase is due to the operating expenses of Retama Entertainment Group, Inc. for the first time.

                  (2) INTEREST

                  Interest expense for the quarter ended March 31, 1998 was $42,039 compared to $39,713 for the March 31, 1997 quarter, relating to the debt on the property acquired in Williamson County, Texas.

                  (3) INCOME TAX

                  For the quarter ended March 31, 1998 the Company recorded income tax benefit of $95,250 due to the effect of a net operating loss. Income tax expense of $537,050 was due to an operating profit for the three months ended March 31, 1997, which was the result of gain on the sale of marketable securities.


         c.       NET LOSS VS. NET INCOME

                  The Company had a net loss of $62,774 for the quarter ended March 31, 1998 compared to a net income of $884,636 for the quarter ended March 31, 1997. The decrease in net income of $947,410 resulted primarily from a decrease in revenues and an increase in costs and expenses of $847,414.


         d.       OTHER COMPREHENSIVE INCOME

                  The Company has adopted FASB No. 130, Reporting Comprehensive Income. At December 31, 1997, the Company had unrecognized holding gain from marketable securities classified as available for sale in the amount of $268,560, net of tax. For the three months ended March 31, 1998, a decrease of $62,503 was recorded and an increase of $1,271,639 was recorded in the statement of operations for the quarter ended March 31, 1997.

         e.       COMPREHENSIVE INCOME

                  As a result of the adoption of FASB No. 130, Comprehensive income was a loss of $125,277 for the three months ended March 31, 1998 and income of $2,156,275 for the three months ended March 31, 1997.


         f.       EARNINGS PER SHARE

                  For the three months ended March 31, 1998, the Company recorded a net loss of $.01 per share compared to a net income of $.11 per share for the March 31, 1997 quarter.

                  LIQUIDITY AND CAPITAL RESOURCES:

                  During the quarter ended March 31, 1998 the company used $148,320 for operating activities compared to $1,146,688 for the three months ended March 31, 1997. The decrease is due primarily to the operating activities of Retama Entertainment Group, Inc. beginning January 1, 1998.

                  Cash flow from investing activities was $35,208 compared to $4,641,579 for the quarter ended March 31, 1997. The decrease was due to the proceeds from the defeasance of the Retama Development Bonds during the three months ended March 31, 1997 and a decrease on collections of notes and loans receivable in the quarter ended March 31, 1998.

                  For the three months ended March 31, 1998, cash flow from financing activities decreased by approximately $1,075,000 due to the collection of a funding agreement during the quarter ended March 31, 1997.

                  The Company has investments in U.S. Treasury Bills and the common stock of Compressent and Retama Development Corporation Bonds. The fair market value of the securities at March 31, 1998 was $10,139,112.

                  In addition, the Company has entered into an agreement with Barron Chase Securities, Inc., whereby the Company executed a secured demand note payable to Barron Chase in the amount of $1,155.000. Under the terms of the agreement Barron Chase has purchased $1,319,847 in US Treasury Bills as security for the demand note, The note pays the Company $11,550 per month which the Company utilizes as working capital. Such arrangement terminated on March 31, 1998 and the Company has advised Barron Chase that it will not be extended. Principal collections of $250,000 have been received by the Company subsequent to March 31, 1998.

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

                  The Company has been advised by the Securities and Exchange Commission that it may be considered an investment company and therefore subject to certain provisions of the Investment Company Act of 1940. The Company does not believe it is an investment company and has taken the following actions:

                           1. On July 15, 1996 the Company acquired 118.34 acres of land for development for $2,363,060. Such land is located in Williamson County, Texas. The company executed a purchase money mortgage in connection with the purchase which is payable in semiannual installments of $85,721 beginning on January 15, 1997, including interest at 9% with the entire unpaid balance of $1,655,056 due on July 15, 2003. The Company paid $593,060 at closing from its working capital. The land is currently vacant and a survey is in progress to determine the best use of the property.

                           2. The Company disposed of most of its shares of Intermedia Communications, Inc. in 1996, which it received in December 1994 in connection with disposition of Phone One, Inc. It currently owns less than 200 of such shares.

                           3. In August 1996 the Company disposed of its remaining long distance telephone business for 100,000 shares of the Company's common stock, plus assumption by Buyer of certain liabilities of the Company. The business was sold to a former employee and officer of the Company.

                           4. In September and October 1996 the Company acquired certain secured bonds issued by Retama Development Corporation of Selma, Texas. The bonds are secured by a lien on real estate which included the Retama Park Racetrack in suburban San Antonio,Texas.

                           5. The balance of the Company's holdings in Compressent were registered by Compressent in its recent registration statement on Form 9-1. In November 1997 the Company disposed of 76,000 of such shares.

                           6. On December 1, 1997, the Company's 80% owned subsidiary, Retama Entertainment Group Inc. was engaged as the manager of the Retama Park Racetrack effective January 1, 1998.

                  In the event the Company is deemed to be an investment company, the Company may become subject to certain restrictions relating to the Company's activities including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of characterization of the Company as an investment company, the failure of the Company to satisfy regulatory requirements, whether on a timely basis or at all would, under certain circumstances have a materially adverse effect on the company.