Form 10QSB
period 1998-06-30
CALL NOW INC
filed 1998-09-17
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:   June 30, 1998

Commission File No.  0-27160


                                 CALL NOW, INC.
                                 --------------
              (Exact name of small business issuer in its charter)

         FLORIDA                                         65-0337175
-----------------------------                       --------------------
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,558,944 shares as of September 4, 1998.

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

         Exhibit 8.1 Termination and Mutual Release Agreement between Registrant, Compressent Corporation and William M. Allen, and letter terminating such agreement.

         Exhibit 27   Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

         None.

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

                                               CALL NOW, INC.


                                      By:  /s/ William M. Allen
                                          -------------------------------------
                                           William M. Allen
                                           Chairman


                                      By:  /s/ James D. Grainger
                                          --------------------------------------
                                           James D. Grainger
                                           Vice President-Finance
September 14, 1998                         Principal Accounting Officer

                         CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1998
                                   (UNAUDITED)

                  ASSETS

CURRENT ASSETS:

         Cash and Cash Equivalents                                   $    78,420
         Accounts Receivable                                              15,000
         Marketable Securities, at Market Value
           Unrestricted                                                9,357,477
         Notes and Loans Receivable                                    1,142,838
         Other                                                           370,695
                                                                     -----------

                  TOTAL CURRENT ASSETS                               $10,964,430

FURNITURE AND EQUIPMENT (LESS ACCUMULATED
         DEPRECIATION OF $21,399):                                        10,714

LAND:                                                                  2,369,075

LONG TERM NOTES AND RECEIVABLES:                                         703,000

DEFERRED TAX ASSETS:                                                   1,195,067

OTHER:                                                                   162,252
                                                                     -----------

                                    TOTAL ASSETS                     $15,404,538
                                                                     ===========















SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1998
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Current Maturity of Mortgage Payable                      $     14,168
         Accounts Payable                                                47,124
         Accrued Expenses                                               399,149
         Income Taxes Payable                                         1,000,844
                                                                   ------------

                  TOTAL CURRENT LIABILITIES                        $  1,461,285
                                                                   ------------

LONG-TERM LIABILITIES:

         Mortgage Payable, Less Current Maturity                      1,736,787
         Deferred Gain from Bond Defeasance Transaction               2,150,000
                                                                   ------------

                  TOTAL LONG-TERM LIABILITIES                         3,886,787
                                                                   ------------

                  TOTAL LIABILITIES                                   5,348,072
                                                                   ------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                              5,685
                                                                   ------------

STOCKHOLDERS' EQUITY:

         Preferred Stock, No Par, 800,000 Shares
             Authorized, None Outstanding
         Common Stock, No Par, 50,000,000 Shares
             Authorized, 8,435,444Shares Issued, and
             8,435,444 Shares Outstanding                             5,774,528
         Retained Earnings                                            4,993,753
         Less Subscription Notes Receivable for
             115,000 Shares of Common Stock                            (230,000)
         Accumulated Other Comprehensive (Loss)                        (281,450)
         Treasury Stock, at Cost                                       (206,050)
                                                                   ------------

                  TOTAL STOCKHOLDERS' EQUITY                         10,050,781
                                                                   ------------

                  TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY                           15,404,538
                                                                   ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CALL NOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

REVENUES                                                       1998          1997 RESTATED
--------                                                    ------------------------------
         Gain on Sale of Marketable Securities              $        --       $ 1,805,341
         Reimbursed Racetrack Operating Costs                 2,420,642                --
         Management Fees                                         90,000                --
         Interest Income                                        259,033           300,974
         Miscellaneous                                            1,186             5,135
                                                            -----------       -----------


                  TOTAL REVENUES                              2,770,861         2,111,450

COSTS AND EXPENSES:
         Racetrack Operating Costs                              686,430                --
         General and Administrative                           2,420,642           891,755
         Interest                                                91,436            72,762
         Depreciation and Amortization                            1,606             8,324
                                                            -----------       -----------

                  TOTAL COSTS AND EXPENSES                    3,262,691           972,841

INCOME (LOSS) BEFORE INCOME TAXES
    AND MINORITY INTEREST                                      (491,830)        1,138,609

INCOME TAX (EXPENSE) BENEFIT                                    223,310          (387,741)

INCOME (LOSS) BEFORE MINORITY INTEREST                         (268,520)          750,868

MINORITY INTEREST                                                (5,485)               --


NET INCOME (LOSS)                                              (274,005)          750,868

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
         Unrealized Holding Gains (Loss) on Securities          550,009           626,971

COMPREHENSIVE INCOME (LOSS)                                 $  (824,014)      $ 1,377,839
                                                            ===========       ===========

EARNINGS (LOSS) PER SHARE
         Basic and Diluted
         NET INCOME (LOSS) PER SHARE                        $      (.03)      $       .09
                                                            =============================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CALL NOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                     THREE MONTHS
                                                                    ENDED JUNE 30,
REVENUES                                                       1998               1997
--------                                                    ------------------------------
         Gain on Sale of Marketable Securities              $        --       $   102,254
         Reimbursed Race Track Operating Costs                1,619,517                --
         Management Fees                                         45,000                --
         Interest Income                                         56,333           229,287
         Miscellaneous                                               --                --
                                                            -----------       -----------


                  TOTAL REVENUES                              1,720,850           331,541
                                                            -----------       -----------

COSTS AND EXPENSES:
         Race Track Operating Costs                           1,649,086                --
         General and Administrative                             357,768           577,407
         Interest                                                49,397            33,049
         Depreciation and Amortization                              803             4,612
                                                            -----------       -----------

                  TOTAL COSTS AND EXPENSES                    2,057,054           614,618
                                                            -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES
    AND MINORITY INTEREST                                      (336,204)         (283,077)

INCOME TAX (EXPENSE) BENEFIT                                    128,060           106,522
                                                            -----------       -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                         (208,144)         (176,555)

MINORITY INTEREST                                                (3,087)               --
                                                            -----------       -----------


NET INCOME (LOSS)                                              (211,231)         (176,555)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
         Unrealized Holding Gains (Loss) on Securities         (487,506)          642,401
                                                            -----------       -----------

COMPREHENSIVE INCOME (LOSS)                                 $  (698,737)      $   465,846
                                                            ===========       ===========

EARNINGS (LOSS) PER SHARE
  BASIC AND DILUTED:

         NET INCOME (LOSS) PER SHARE                        $     (0.03)      $     (0.02)
                                                            ===========       ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CALL NOW, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)



                                                                  Subscription
                   Common Stock           Treasury Stock      Notes Receivable                  Accumulated
                   --------------------------------------------------------------  Unrealized      Other
                      Number                Number             Number              Holding     Comprehensive  Retained
                    Of Shares    Amount   Of Shares  Amount   Of Shares  Amount    Gain(Loss)   Income(Loss)  Earnings    Total
                   ----------------------------------------------------------------------------------------------------------------
Balance -
  December 31, 1997  8,408,944  $5,704,965  90,000  $(206,050)  115,000  $(230,000)  $ 268,560   $          $5,267,758  $10,805,233
                                                                                                                        -----------

Reclassification of
  Unrealized Holding
  Gain due to
  Adoption of
  FASB 13G                                                                            (268,560)    268,560

Comprehensive Income:

  Litigation
    Settlement         26,500      69,563                                                                                    69,563

  Net(Loss)                                                                                                   (274,005)    (274,005)

  Unrealized
   (Loss) on
   Securities                                                                                     (550,010)                (550,010)
                                                                                                                        -----------

Total Comprehensive
  Income                                                                                                                   (754,452)
                    ---------------------------------------------------------------------------------------------------------------
BALANCE
  JUNE 30, 1998     8,435,444  $5,774,528  90,000  $(206,050)  115,000  $(230,000)          --   $(281,450) $4,993,753  $10,050,781
                    ===============================================================================================================








SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CALL NOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

OPERATING ACTIVITIES:                                             1998    1997(RESTATED)
--------------------                                         ---------------------------
         Net Income (Loss)                                   $  (274,005) $   750,868
         Adjustments to Reconcile Net Income To
             Net Cash Used in Operating Activities:
                    Depreciation and Amortization                  1,606        8,129
                        Issue of Common Stock for Litigation
                        Settlement                                69,563           --
                    Gain on Bond Defeasance                           --   (1,805,341)
                    Furniture and Equipment Charged Off               --       21,960
                    Issue of Common Stock for Bonuses                 --       30,000
                    Changes in Assets and Liabilities:
                      (Increase) Decrease in Assets:
                        Accounts Receivable                      (15,000)          --
                        Deferred Tax Asset                      (223,310)    (801,950)
                        Other Current Assets                      69,300     (122,093)
                        Other Assets                             (36,834)     (12,962)
                      Increase (Decrease) in Liabilities:
                        Accounts Payable                          (6,453)    (448,924)
                        Accrued Expense                           70,729       15,012
                        Income Tax Payable                            --     (909,215)
                        Minority Interest                    $     5,685           --
                                                             ------------------------

                  Cash (Used) by Operating Activities           (338,719)  (3,274,516)
                                                             ------------------------

INVESTING ACTIVITIES:

         Proceeds from Treasury Bills                          1,305,055
         Capital (Expenditures) Refund                            (1,261)       2,335
         Purchase of Short Term Securities                            --      (41,740)
         Purchase of Marketable Securities                            --   (1,564,442)
         Purchase of Treasury Stock                                   --     (206,050)
         Proceeds from Bond Defeasance                                --    3,853,087
         Investment in Equity Stock                              (60,000)          --
         Investment in Land                                           --       (3,815)
         Notes and Loans Receivable:
                  Advances                                    (1,300,000)    (603,000)
                  Collections                                    300,000    1,037,005
                                                             ------------------------

                  Cash Provided by Investing Activities          243,794    2,473,380
                                                             ------------------------

                         CALL NOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,


                                                                        1998       1997 (RESTATED)
                                                                    -----------------------------
FINANCING ACTIVITIES:

         Proceeds from Loans                                                 --           150,000
         Funding Obligation                                                  --         1,075,000
         Application of Funding Obligation To
            Purchase of Marketable Securities                                --        (1,075,000)
         Payment on Long Term Debt                                       (6,629)           (6,071)
                                                                    -----------------------------

                  Cash Provided (Used) by Financing Activities           (6,629)          143,929
                                                                    -----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                         (101,554)         (657,207)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                  179,974         1,670,120
                                                                    -----------------------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                    $    78,420       $ 1,012,913
                                                                    =============================


























SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CALL NOW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


1. The six months ended June 30, 1998 reflect the operations of Retama Entertainment Group, Inc., an 80% subsidiary for the first time. Total revenues were $2,510,642 and operating expenses were $2,483,219.

2. Effective January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

         At December 31, 1997, the Company had unrecognized holding gain from marketable securities classified as available for sale in the amount of $268,560 net of tax. During the quarter ended June 30, 1998, a decrease of $487,506 has been recorded as other comprehensive income in the statement of operations and the balance has been reclassified as accumulated other comprehensive income in the Stockholders' Equity. The before tax and after tax amount of other comprehensive income for the three months ended June 30, 1998 is summarized below:

                                               Before        Tax        After
                                                Tax        Benefit       Tax
                                             --------     --------     --------

         Unrealized holding loss             $781,634     $294,128     $487,506
                                             --------     --------     --------

3. In July, 1998, the Company entered into an agreement to purchase, for substantial amounts, three additional thoroughbred racetracks:
         Louisiana Downs, Thistledown and Remington Park. In this connection, the Company paid a $2,000,000 refundable deposit to the sellers. On August 24, 1998, the Company declined to complete the transaction and the deposit was returned with interest.

4. In July, 1998, the Company sold $3,500,000 face amount of its investment in RDC Series A Bonds for $2,150,000. The Company has the option to repurchase the bonds on or before January 1, 1999 for $2,150,000, plus interest.

5. In August 1998, the Company entered into an agreement in which it agrees to transfer all of the common stock that it owns in Compressent, Inc. into a Voting Trust. In return, the Company will receive new certificates of its beneficial interest in the Trust. Any dividends received by the Trust will be distributed to the Trust certificate holders in proportion to the number of shres represented by the Trust certificate. The Trust will terminate in two years from the date the first shares subject to the Trust are registered in the Trustee's name, unless the Trustee exercises his right to terminate the Trust prior to that date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND LIQUIDITY AND CAPITAL RESOURCES.

    THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 1998 COMPARED TO 1997.

    RESULTS OF OPERATIONS:

    a. REVENUES

                           The Company's revenues for the three months ended
                  June 30, 1998 were $1,720,850 as compared to $331,541 for the three months ended June 30, 1997. For the six month period ended June 30, 1998 revenues were $2,770,861 compared to $2,111,450 for the six months ended June 30, 1997. The increase in revenues for both periods was attributable to the inclusion of revenue from Retama Entertainment Group, Inc., an 80% owned subsidiary, which began operations on January 1, 1998. Interest income was $56,333 for the quarter ended June 30, 1998 and $229,287 for the quarter ended June 30, 1997. The decrease in interest income was attributable to the redemption of Treasury Bills and reduction in notes receivable. For the six months ended June 30, 1998, interest income was $259,033 compared to $300,974 for the six months ended June 30, 1997.

    b.   EXPENSES

    (1) RACE TRACK OPERATING COSTS

                           Race track operating costs for the quarter ended June 30, 1998 were $1,649,086 compared to $834,133 for the quarter ended March 31, 1998. The increase is due primarily to the increased seasonal activity of the Race Track for the second quarter. There were no race track operations in 1997.

    (2) GENERAL AND ADMINISTRATIVE

                           Expense for the quarter ended June 30, 1998 was $357,768 compared to $577,407 for the June 30, 1997 quarter. For the six months ended June 30, 1998 expense was $686,430 compared to $891,755 for the six months ended June 30, 1997. The decrease was due to the elimination of expenses associated with the purchase of the Retama Bonds in 1997.

    (3) INTEREST

                           Interest expense for the quarter ended June 30, 1998 was $49,397 compared to $33,049 for the June 30, 1997 quarter. For the six months ended June 30, 1998 expense was $91,346 compared to $72,762 for the six months ended June 30, 1997. Interest expense for 1998 increased as a result of debt service payments on the property acquired in Williamson County, Texas and other borrowings.

    (4) INCOME TAX

                           For the quarter ended June 30, 1998 the Company recorded income tax benefit of $128,060 compared to $106,522 for the quarter ended June 30, 1997. The increase was due to an increase in the operating loss. For the six months ended June 30, 1998 there was an income tax benefit of $223,310 compared to an income tax expense of $387,741 for the six months ended June 30, 1997. The reversal was due to an operating loss for the six months ended June 30, 1998 compared to an operating profit for the six months ended June 30, 1997.

    c.    NET LOSS VS. NET INCOME

                           The Company had net loss of $211,231 for the quarter ended June 30, 1998 compared to net loss of $176,555 for the quarter ended June 30, 1997. The increase in net loss of $34,676 resulted primarily from an increase in costs and expenses. There was a net loss of $274,005 for the six months ended June 30, 1998 compared to a net income of $750,868 for the six months ended June 30, 1997.

    d.    OTHER COMPREHENSIVE INCOME

                           The Company has adopted FASB No. 130, Reporting Comprehensive Income. At December 31, 1997, the Company had unrecognized holding gain from marketable securities classified as available for sale in the amount of $268,560, net of tax. For the three months ended June 30, 1998, a decrease of $487,506 was recorded and an increase of $642,401 was recorded in the statement of operations for the quarter ended June 30, 1997. For the six months ended June 30, 1998 there was a loss of $550,009 compared to income of $626,971 for the six months ended June 30, 1997. The decrease is primarily the result of a decrease in value and the disposal of

                           Compressent Corp's common stock.

    e.    COMPREHENSIVE INCOME (LOSS)

                           As a result of the adoption of FASB No. 130, Comprehensive income was a loss of $698,737 for the three months ended June 30, 1998 and income of $465,846 for the three months ended June 30, 1997. For the six months ended June 30, 1998 there was a comprehensive loss of $824,014 compared to comprehensive income of $1,377,839 for the six months ended June 30, 1997.

    f.    EARNINGS PER SHARE

                           For the three months ended June 30, 1998, the Company recorded a net loss of $.03 per share compared to a net loss of $.02 per share for the June 30, 1997 quarter. For the six months ended June 30, 1998 loss per share was $.03 compared to earnings of $,09 per share for the six months ended June 30, 1997.

          LIQUIDITY AND CAPITAL RESOURCES:

                           For the six months ended June 30, 1998 the company used $338,719 for operating activities compared to $3,274,516 for the six months ended June 30, 1997. The decrease is due primarily to the operating activities of Retama Entertainment Group, Inc, beginning January 1, 1998 and the reduction of payments for accounts payable and income taxes. Cash flow from investing activities was $243,794 compared to $2,473,380 for the six months ended June 30, 1998. The decrease was due to the proceeds from the defeasance of the Retama Development Bonds, a decrease in collections of notes and loans receivable, and a decrease in the purchase of marketable securities in the six months ended June 30, 1998.

                           For the six months ended June 30, 1998, cash flow from financing activities decreased by approximately $150,000 due to the collection loan proceeds during the six months ended June 30, 1997.

                           The Company has investments in the common stock of Compressent and Retama Development Corporation Bonds. The fair market value of the securities at June 30, 1998 was $9,354,477.

                           In addition, the Company previously entered into an agreement with Barron Chase Securities, Inc., whereby the Company executed a secured demand note payable to Barron Chase in the amount of $1,155.000. Under the terms of the agreement Barron Chase purchased US Treasury Bills as security for the demand note, The note paid the Company $11,550 per month which the Company utilizes as working capital. Principal collections of $250,000 have been received by the Company through to June 30, 1998 and an additional $300,000 in July 1998. Balance of $750,000 is due on August 15, 1999.

                           Based on the above information, management of the Company believes that it has adequate financial resources to fund its operations for the current fiscal year.

                           The Company has been advised by the Securities and Exchange Commission that it may be considered an investment company and therefore subject to certain provisions of the investment Company Act of 1940, The Company does not believe it is an investment company and has taken the following actions:

                           1. On July 15, 1996 the Company acquired 118.34 acres of land for development for $2,363,060. Such land is located in Williamson County, Texas. The company executed a purchase money mortgage in connection with the purchase which is payable in semiannual installments of $85,721 beginning in January 15, 1997, including interest at 9% with the entire unpaid balance of $1,655,056 due on July 15, 2003. The Company paid $593,060 at closing from its working capital. The land is currently vacant and a survey is in progress to determine the best use of the property.

                           2. The Company disposed if most of its shares of Intermedia Communications, Inc. in 1996, which it received in December 1994 in connection with disposition of Phone One, Inc. It currently owns less than 200 of such shares.

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

                           5. The balance of the Company's holdings in Compressent was registered by Compressent in its registration statement on Form S-1. In November 1997 the Company disposed of 76,000 of such shares.

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