Form 10QSB
period 1998-09-30
CALL NOW INC
filed 1998-12-28
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:             September  30, 1998

Commission File No.  0-27160


                                 CALL NOW, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

           FLORIDA                                             65-0337175
---------------------------------                          -------------------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                          Identification No.)



                10803 GULFDALE, SUITE 222, SAN ANTONIO, TX 78216
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (210) 349-4141
                           ---------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                       ---



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,585,444 shares as of December 14, 1998.

Transitional Small Business Format:   NO
                                     ----

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Registrant's Financial Statements are filed herewith following the signature page.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - filed following the financial statements.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS. On December 15, 1998 Registrant was served as Defendant in a civil case brought by Retama Development Corporation in the 224th Judicial District of Bexar County, Texas District Court. The suit alleges that the Registrant's Chairman interfered with Plaintiff's management contract with a third party by instructing a representative of the management company to engage a contractor to undertake repairs on a lake owned by Plaintiff, and such conduct constituted a breach of duty of good faith and fair dealing and fraudulently and negligently misrepresented the expertise of the contractor. The action seeks the sum of $600,000 in damages and lost profits resulting from the "failed lake" which is alleged to have caused the reduction in attendance at the Retama Park Racetrack, and also seeks exemplary damages.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

    Exhibit 27.  Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CALL NOW, INC.


                                       By: /S/ WILLIAM M. ALLEN
                                           ------------------------------------
                                           William M. Allen
                                           Chairman (Chief Executive Officer)



                                       By: /S/ JAMES D. GRAINGER
                                           ------------------------------------
                                           James D. Grainger
                                           Vice President-Finance
December 21, 1998                          Principal Accounting Officer

                        CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                                  (UNAUDITED)


                                      ASSETS



Current:
  Cash and cash equivalents                                        $ 1,061,134
  Accounts receivable                                                   65,000
  Marketable securities, at market value:
     Pledged                                                         3,500,000
     Unrestricted                                                    2,250,375
  Notes and loans receivable                                         1,092,838
  Other                                                                 48,658
                                                                   -----------

         Total Current Assets                                        8,018,005

Furniture and equipment (less accumulated
  depreciation of $22,291)                                              10,908

Land                                                                 2,369,075

Long term notes and receivable                                         853,000

Deferred tax assets                                                  2,644,254

Other                                                                  176,762
                                                                   -----------

         TOTAL ASSETS                                              $14,072,004
                                                                   ===========

See notes to consolidated financial statements

                        CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities:
  Note payable                                                     $ 2,000,000
  Current maturity of mortgage payable                                  14,806
  Accounts payable                                                      59,097
  Accrued expenses                                                     362,216
  Income taxes payable                                                 146,326
                                                                   -----------
             Total Current Liabilities                               2,582,445
                                                                   -----------

Long-Term Liabilities:
  Mortgage payable, less current maturity                            1,729,221
  Deferred gain from bond defeasance transaction                     2,150,000
                                                                   -----------
             Total Long-Term Liabilities                             3,879,221
                                                                   -----------
             Total Liabilities                                       6,461,666
                                                                   -----------


Minority interest in consolidated subsidiary                            16,873
                                                                   -----------

Stockholders' Equity:
   Preferred stock, no par, 800,000 shares
     autorized, none outstanding
   Common stock, no par, 50,000,000 shares
     authorized, 8,585,444 shares issued, and
     8,495,444 shares outstanding                                    6,205,778
   Retained earnings                                                 2,171,986
   Stock subscription notes receivable                                (230,000)
   Accumulated other comprehensive (loss)                             (348,249)
   Treasury stock, at cost                                            (206,050)
                                                                   -----------
            Total Stockholders' Equity                               7,593,465
                                                                   -----------

            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                 $14,072,004
                                                                   ===========


See notes to consolidated financial statements

                        CALL NOW, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                   THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)


                                                                       THEE MONTHS                        NINE MONTHS
                                                                      ENDED SEPTEMBER 30,                ENDED JUNE 30,
                                                                  1998           1997               1998           1997(Restated)
                                                              -----------     ------------      ------------      --------------
REVENUES:
  Gain (loss) on sale of marketable securities                $(1,688,236)                       $(1,688,236)       $1,805,341
  Reimbursed race track operating costs                         1,574,129            --            3,994,771                --
  Management fees                                                  45,000            --              135,000                --
  Interest income                                                  75,805       193,346              334,838           494,320
  Miscellaneous                                                    46,187            --               47,373             5,135
                                                              -----------     ---------          -----------        ----------

        Total Revenues                                             52,885       193,346            2,823,746         2,304,796
                                                              -----------     ---------          -----------        ----------

COSTS AND EXPENSES:
  Financing transaction loss                                    2,181,250                          2,181,250
  Race track operating costs                                    1,609,373            --            4,092,592                --
  General and administative                                       388,866       432,393            1,075,296         1,324,148
  Interest                                                         91,967        39,028              183,403           112,587
  Depreciation and amortization                                       892         4,200                2,498            12,524
                                                              -----------     ---------          -----------        ----------
         Total Cost and Expenses                                4,272,348       475,621            7,535,039         1,449,259
                                                              -----------     ---------          -----------        ----------

Income (Loss) Before Income Taxes
 and Minority Interest                                         (4,219,463)     (282,275)          (4,711,293)          855,537

Income Tax (Expense) Benefit                                    1,408,884       106,520            1,632,194          (163,427)
                                                              -----------     ---------          -----------        ----------

Income (Loss) Before Minority Interest                         (2,810,579)     (175,755)          (3,079,099)          692,110

Minority Interest                                                 (11,188)           --              (16,673)               --
                                                              -----------     ---------          -----------        ----------

Net Income (Loss)                                              (2,821,767)     (175,755)          (3,095,772)          692,110

Other Comprehensive Income (Loss),
 Net of Tax:
  Unrealized holding gains (loss) on securities                   (66,799)       67,187             (616,808)          694,157
                                                              -----------     ---------          -----------        ----------

Comprehensive Income (Loss)                                   $(2,888,566)    $(108,568)         $(3,712,580)       $1,386,267
                                                              ===========     =========          ===========        ==========


Earnings (Loss) per Share
 Basic and Diluted:

   Net income (loss) per share                                $     (0.34)    $   (0.02)         $     (0.44)       $     0.08
                                                              ===========     =========          ===========        ==========



See notes to consolidated financial statements

                        CALL NOW, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)


                                                                   1998             1997 (Restated)
                                                               -----------         --------------
OPERATING ACTIVITIES
  Net income (loss)                                            $(3,095,772)         $   692,110
  Adjustments to reconcile net income to
   net cash used in operating activities:
      Depreciation and amortization                                  2,498               12,329
      Issue of common stock for litigation settlement               69,563                   --
      Gain on bond defeasance                                           --           (1,805,341)
      Loss on sale of marketable securities                      1,688,236                   --
      Financing transaction loss                                 2,181,250                   --
      Furniture and equipment charged off                               --               21,960
      Issue of common stock for bonuses                                 --               30,000
      Changes in assets and liabilities:
      (Increase) Decrease in assets:
          Accounts receivable                                      (65,000)                  --
          Deferred tax asset                                    (1,632,194)            (801,950)
          Other current assets                                      53,101             (239,594)
          Other assets                                             (51,344)             (23,629)
      Increase (Decrease) in liabilities:
          Accounts payable                                           5,520             (411,265)
          Accrued expenses                                          33,796              (30,140)
          Income taxes payable                                    (854,518)          (1,133,529)
          Minority interest                                         16,873                   --
                                                               -----------          -----------
      Cash (used) by operating activities                       (1,647,991)          (3,689,049)
                                                               -----------          -----------


INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                    2,150,000                   --
  Proceeds from sale of treasury bills                           1,305,055                   --
  Capital (expenditures) refund                                     (2,347)                  85
  Purchase of short term securities                                     --              (56,740)
  Purchase of marketable securities                                     --           (1,564,942)
  Purchase of treasury stock                                            --             (206,050)
  Proceeds from bond defeasance                                         --            3,853,087
  Investment in equity stock                                       (60,000)                  --
  Investment in land                                                    --               (6,015)
  Notes and loan receivable:
      Advances                                                  (1,450,000)            (882,810)
      Collections                                                  600,000            1,097,592
                                                               -----------          -----------
      Cash provided by investing activities                      2,542,708            2,234,207
                                                               ===========          ===========


See notes to consolidated financial statements

                        CALL NOW, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)


                                                                   1998             1997 (Restated)
                                                               -----------         --------------
FINANCING ACTIVITIES:
  Loan receivable                                                 (250,000)                  --
  Proceeds from loans                                            2,000,000              150,000
  Issue of stock for financing transaction                         431,250                   --
  Financing transaction loss                                    (2,181,250)                  --
  Funding obligation                                                    --            1,075,000
  Application of funding obligation to
   purchase of marketable securities                                    --           (1,075,000)
  Payment on long term debt                                        (13,557)             (12,421)
                                                               -----------          -----------
      Cash provided (used) by financing activities                 (13,557)             137,579
                                                               -----------          -----------
Net increase (decrease) in cash and equivalents                    881,160           (1,317,263)

Cash and cash equivalents beginning of period                      179,974            1,670,120
                                                               -----------          -----------
Cash and cash equipment, end of period                         $ 1,061,134          $   352,857
                                                               ===========          ===========




See notes to consolidated financial statements

                         CALL NOW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1. The nine months ended September 30, 1998 reflect the operations of Retama Entertainment Group, Inc. an 80% subsidiary that began operations January 1, 1998.


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

         At December 31, 1997, the Company had unrecognized holding gain from marketable securities classified as available for sale in the amount of $268,560, net of tax. During the quarter ended September 30, 1998, a decrease of $66,799 has been recorded as other comprehensive income in the statement of operations and the balance has been reclassified as accumulated other comprehensive Income in the Stockholders' Equity. The before tax and after tax amount of other comprehensive income for the three months ended September 30, 1998 is summarized below:

                                             Before       Tax          After
                                              Tax        Benefit        Tax
                                            --------     -------      -------
         Unrealized holding loss            $107,102     $40,303      $66,799
                                            --------     -------      -------



3. In July 1998, the Company entered into an agreement to purchase, for substantial amounts, three additional thoroughbred racetracks:
         Louisiana Downs, Thistledown and Remington Park. In this connection, the Company paid a $2,000,000 refundable deposit to the sellers. On August 24, 1998, the Company declined to complete the transaction and the deposit was returned with interest.

4. In July 31, 1998, the Company sold $3,500,000 face amount of its investment in RDC Series A Bonds for $2,150,000 which price included accrued interest of $338,236. The Company has the option to repurchase the bonds on or before January 1, 1999 for $2,150,000, plus interest.

                                                                     (continued)

                         CALL NOW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998




5. In February 1998 the Company entered into a loan agreement with Compressent Inc. in which the Company agreed to provide certain financing to Compressent and to receive a commitment fee along with warrants to acquire shares of Compressent common stock. This loan agreement was terminated on May 20, 1998 before any loan was made and as a result the Company did not receive the commitment fee or warrants from Compressent.

         In addition the Company exchanged $3,500,000 face amount of its RDC Series A Bonds for specified shares of Compressents convertible preferred stock and an option to acquire additional shares of Compressents' common stock.

         Compressent subsequently borrowed, from a third party, approximately $2,000,000, pledging the RDC bonds as collateral. In connection with a rescission of the purchase of Compressent convertible preferred stock, the Company assumed the approximate $2,000,000 loan and was to receive 2,000,000 unregistered shares of Compressent common stock. This was subsequently reduced to 500,000 Compressent shares and a 10% interest in a business venture between Compressent and a third party. In addition, the Company agreed to issue 150,000 shares of its common stock to Compressent's lender. The Company has recorded a loss of $2,181,250 on the financing transaction.


6. In December 1998 the company and its Chairman, William M. Allen, were sued by the Retama Development Corporation (RDC), the issuer of the bonds held by the Company, in connection with the repair of lake at Retama Race Track by a contractor. The action seeks the sum of $600,000 in damages plus exemplary damages.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS OR
                               PLAN OF OPERATION

   THREE MONTH AND NINE MONTH PERIODS ENDED SEPT. 30, 1998 COMPARED TO 1997.


                  RESULTS OF OPERATIONS:

                  a.       REVENUES

                           The Company's revenues for the three months ended
                  September 30, 1998 were $52,885 as compared to $193,346 for the three months ended September 30, 1997. For the nine month period ended September 30, 1998 revenues were $2,823,746 compared to $2,304,496 for the nine months ended September 30, 1997. The decrease in revenues for the three months ended September 30, 1998 was attributable to the sale of $3,500,000 of Retama Development Corporation Series A Bonds at a net loss of $1,688,236. The Company has the option to repurchase the bonds for $2,150,000 plus interest.

                            Reimbursed racetrack operating costs were $1,574,129
                  for the three months ended September 30, 1998 compared to $1,619,517 for the previous quarter. Interest income was $75,805 for the quarter ended September 30, 1998 and $193,346 for the quarter ended September 30, 1997. The decrease in interest income was attributable to the redemption of Treasury Bills and reduction in notes receivable. For the nine months ended September 30, 1998, interest income was $334,838 compared to $494,320 for the nine months ended September 30, 1997.

                  b.       EXPENSES

                           (1)      RACE TRACK OPERATING COSTS

                           Racetrack operating costs for the quarter ended September 30, 1998 were $1,609,373 compared to $1,649,086 for the quarter ended June 30, 1998. The decrease is due primarily to the seasonal activity of the RaceTrack. There were no race track operations in 1997.

                           (2)      GENERAL AND ADMINISTRATIVE

                           Expense for the quarter ended September 30, 1998 was $388,866 compared to $432,393 for the September 30, 1997 quarters. For the nine months ended September 30, 1998 expense was $1,075,296 compared to $1,324,148 for the nine months ended September 30, 1997. The decrease was due to the elimination of expenses associated with the purchase of the Retama Bonds in 1997.

                           (3)      INTEREST

                           Interest expense for the quarter ended September 30, 1998 was $91,967 compared to $39,028 for the September 30, 1997 quarters. For the nine months ended September 30, 1998 expense was $183,403 compared to $112,587 for the nine months ended September 30, 1997. Interest expense for 1998 increased as a result of debt service payments on the property acquired in Williamson County, Texas and other borrowings.

                           (4) INCOME TAX

                           For the quarter ended September 30, 1998 the Company recorded income tax benefit of $1,408,884 compared to $106,520 for the quarter ended September 30, 1997. The increase was due to the loss on the sale of the marketable securities and the financing transaction. For the nine months ended September 30, 1998 there was an income tax benefit of $1,632,194 compared to an income tax benefit of $163,427 for the nine months ended September 30, 1997. The reversal was due to an operating loss for the nine months ended September 30, 1998 and the loss on the sale of marketable securities and the financing transaction compared to an operating profit for the nine months ended September 30, 1997.

                  c.       NET LOSS VS. NET INCOME

                           The Company had net loss of $2,821,767 for the
                  quarter ended September 30, 1998 compared to net loss of $175,755 for the quarter ended September 30, 1997. The increase in net loss of $1,471,762 resulted primarily from the loss on the sale of the Retama Development Corp. Series A bonds, the financing transaction and an increase in costs and expenses. There was a net loss of $3,095,772 for the nine months ended September 30, 1998 compared to a net income of $692,110 for the nine months ended June 30, 1997.

                  d.       OTHER COMPREHENSIVE INCOME

                           The Company has adopted FASB No. 130, Reporting
                  Comprehensive Income. At December 31, 1997, the Company had unrecognized holding gain from marketable securities classified as available for sale in the amount of $268,560, net of tax. For the three months ended September 30, 1998, a decrease in market value of $66,799 was recorded and an increase of $67,187 was recorded in the statement of operations for the quarter ended September 30, 1997. For the nine months ended September 30, 1998 there was a loss in market value of $616,808 compared to income of $694,157 for the nine months ended September 30, 1997. The decrease is primarily the result of a decrease in market value and the disposal of Compressent Corp's common stock.

                  e.       COMPREHENSIVE INCOME (LOSS)

                           Comprehensive income was a loss of $2,888,566 for
                  the three months ended September 30, 1998 and a loss of $108,568 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 there was a comprehensive loss of $3,712,580 compared to comprehensive income of $1,386,267 for the nine months ended September 30, 1997.

                  f.       EARNINGS PER SHARE

                           For the three months ended September 30, 1998, the
                  Company recorded a net loss of $.34 per share compared to a net loss of $.02 per share for the September 30, 1997 quarter. For the nine months ended September 30, 1998 loss per share was $.44 compared to earnings of $.08 per share for the nine months ended September 30, 1997.

                  LIQUIDITY AND CAPITAL RESOURCES:

                           For the nine months ended September 30, 1998 the
                  company used cash $1,647,991 for operating activities compared to $3,689,049 for the nine months ended September 30, 1997. The decrease is due primarily to the elimination of expenses associated with the purchase of the Retama Bonds and the reduction of payments for accounts payable and income taxes.

                           Cash flow from investing activities was $2,542,708
                  compared to $2,234,207 for the nine months ended September 30, 1997. The increase was due to the proceeds from the sale of Series A Retama Development bonds, sale of all of the Treasury Bills, an increase in net notes and loans receivable, and a decrease in the purchase of marketable securities in the nine months ended September 30, 1998.

                           For the nine months ended September 30, 1998, cash
                  flow from financing activities decreased by approximately $150,000 due to the collection of loan proceeds during the nine months ended September 30, 1997.

                           The Company has investments in the common stock of
                  Compressent and Retama Development Corporation Bonds. The market value of the securities at September 30, 1998 was $5,750,375.

                           In addition, the Company previously entered into an
                  agreement with Barron Chase Securities, Inc., whereby the Company executed a secured demand note payable to Barron Chase in the amount of $1,155.000. Under the terms of the agreement Barron Chase purchased US Treasury Bills as security for the demand note, The note paid the Company $11,550 per month which the Company utilizes as working capital. Such arrangement terminated on March 31, 1998 and was replaced by a new note in the amount of $1,300,000. Principal collections of $550,000 have been received by the Company through to September 30, 1998.

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



                           The Company has been advised by the Securities and
                  Exchange Commission that it may be considered an investment company and therefore subject to certain provisions of the Investment Company Act of 1940. The Company does not believe it is an investment company and has taken the following actions:

                           1. On July 15, 1996 the Company acquired 118.34 acres of land for development for $2,363,060. Such land is located in Williamson County, Texas. The company executed a purchase money mortgage in connection with the purchase which is payable in semiannual installments of $85,721 beginning in January 15, 1997, including interest at 9% with the entire unpaid balance of $1,655,056 due on July 15, 2003. The Company paid $593,060 at closing from its working capital. The land is currently vacant and a study is in progress to determine the best use of the property.

                           2. The Company disposed if most of its shares of Intermedia Communications, Inc. in 1996, which it acquired in December 1994 in connection with disposition of Phone One, Inc. It currently owns less than 200 of such shares.

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

                           7. In Fiscal 1998 the Company disposed of a substantial portion of the Retama Development Corporation bonds.