Form 10KSB40
period 1998-12-31
CALL NOW INC
filed 1999-08-04
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 1O-KSB


 X       Annual report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 For the Fiscal Year Ended: December 31, 1998

Commission File No. 0-27160

                                 CALL NOW, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

         Florida                                        65-0337175
--------------------------                   ---------------------------------
(State of Incorporation)                     (IRS Employer Identification No.)

10803 Gulfdale, Suite 222
San Antonio, TX                                         78216-3634
----------------------------------------     -----------------------------------
(Address of principal executive offices)                (zip code)

Issuer's Telephone No.     (210) 349-4141
                      ----------------------------

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to
this Form 10-KSB.    X
                    ---

State issuer's revenues for twelve months ended December 31, 1998:  $7,622,184.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at June 30, 1999 was $6,076,217.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,495,444 shares of common stock, as of June 30, 1999.

                                    Documents
                            Incorporated by Reference
                                      NONE

Transitional Small Business Disclosure Format:  No

Item 1.           Description of Business.

         History and Developments During the last Three Years

         Call Now, Inc. (the "Company") was organized under the laws of the State of Florida on September 24, 1990 under the name Rad San, Inc. It changed its name to Phone One International, Inc. in January 1994 and to Call Now, Inc. in December 1994.

         Our primary operations are the management of Retama Park Racetrack in Selma, Texas, a suburb of San Antonio, through our 80% owned subsidiary. Under the Management Agreement, we are reimbursed for the expenses of operating the track from revenues generated at the track.

         On July 15, 1996, Andice Development Co. (a wholly-owned subsidiary of Call Now, Inc.) acquired 118 acres of development property in Williamson County, Texas for a purchase price of $2,363,060. Under the terms of the purchase, we paid $589,310 and executed a seven year, 9% note in the amount of $1,770,000. The note requires us to make semi-annual principal and interest payments of $85,721 commencing on January 15, 1997 and ending July 15, 2003, at which time, the entire remaining balance of $1,655,056 is due and payable. We are still formulating our plans for this property.

         In August 1996 we decided to exit the long distance telephone business due to the competitive environment and its inability to develop its business to the point of profitability. The business was sold to Alan Niederhoffer, formerly our Vice President and President of our ARN subsidiary for 100,000 shares of our common stock owned by Niederhoffer and assumption of substantially all of the liabilities of ARN.

         On September 29, 1996 we acquired $52,274,000 of $54,040,000, 8.75%, term bonds of the Retama Development Corporation Special Facilities Revenue Bonds, Series 1993 for a purchase price of $10,300,000. The bonds are secured by a first mortgage on the Retama Park Horse Racing facility. In a simultaneous closing, we sold 50% of the bonds to a broker/dealer for a down payment of $1,740,000 and future payments of $1,950,000. The broker/dealer also agreed to pay $7,600 for stock purchase options granting the right to acquire 760,000 shares of Call Now, Inc. common stock at a purchase price of $2.60 per share.

         In November 1996 we purchased from Retama Partners, Ltd. the principal amount of $39,275,000 of a Retama Development Corporation Series A note and $500,000 of a Retama Development Corporation Series 1993B note. We issued 385,700 shares of our common stock in exchange for such notes. These notes were secured by a second lien on the Retama Park Racetrack facilities, including real and personal property.

         On March 26, 1997, we participated in the defeasance of the RDC bonds and notes held by it, and received $3,640,000, 7% Series 1997 A Bonds (the "A Bonds") and $45,200,000, 8% Series 1997 B Bonds (the "B Bonds") as part of the defeasance. As part of the transaction, we collected a $850,000 receivable from the broker/dealer. We subsequently acquired the balance of the A Bonds and B Bonds.

         On December 1, 1997 our 80% owned subsidiary, Retama Entertainment Group, Inc. obtained a management agreement to operate and manage the Retama Park Racetrack. Our then President, Bryan P. Brown, relocated to Texas to personally supervise such activities. The management agreement extends to November 1, 2000 subject to certain extension rights, and provides monthly management fee of $15,000 plus a variable fee equal to 25% of profits in excess of $1,000,000.

         In February 1998, we entered into a loan agreement with Compressent Corporation in which the Company was obligated to lend, on or before July 31, 1998, upon the request of Compressent's Board of Directors, up to $10,000,000. Amounts loaned were to be due one year from the date of the loan and would bear interest at 15% a year. In addition, we were to receive a $400,000 commitment fee at the time of the first loan advance. In connection with the loan agreement, we would receive warrants to acquire 500,000 shares of the Compressent's common stock at $6.25 per share.

         In addition, we agreed to exchange $3,500,000 face amount of its investment in RDC, Series A Bonds for 56,000 shares of Compressent, 7.5% cumulative convertible preferred stock, which would be convertible into 560,000 shares of Compressent's common stock, and an option to acquire 500,000 shares of Compressent common stock for $6.25 per share.

         On May 20, 1998, the Company and Compressent terminated the loan agreement before any loan was made thereunder. In addition, the parties rescinded the preferred stock and warrant purchase by each party returning to the other the securities originally exchanged. However, Compressent, upon the original receipt of the RDC bonds borrowed approximately $2,000,000, pledging the bonds as collateral. In this connection, upon termination of the agreement, the Company assumed the approximate $2,000,000 loan.

         In July 1998, we agreed to purchase three thoroughbred racetracks, Louisiana Downs in Louisiana, Remington Park in Oklahoma and Thistledown in Ohio. The Company deposited $2,000,000 as a down payment. We terminated the Agreement during the inspection period and obtained the return of our down payment.

         In July 1998, we sold $3,500,000 face amount of its RDC, Series A Bonds for $2,150,000, subject to certain repurchase rights.

         In May 1999, we entered into an agreement with two unaffiliated trusts, Global Trust and Hemisphere Trust, under which we exchanged $43,462,500 of the Series B RDC Bonds for $2,000,000 of Series A RDC Bonds and the payment of the Compressent debt assumed by the Company. After the next conversion date of Series B Bonds into Series A Bonds, the parties will adjust their ownership of the Bonds so that the Company owns 50% of the total Class A and B Bonds and Global and Hemisphere own 25% each of such Bonds. Global and Hemisphere also agreed to contribute up to $300,000 of the cost to repair the infield lake at the Retama Park

Racetrack which we have agreed to repair and one-half of the annual salary and bonus of the chief executive officer of the track, currently Bryan Brown, a director of the Company. A copy of the Agreement with Global and Hemisphere is filed as an exhibit herein.

         Employees

         The Company has about 210 full-time employees, including 4 executive employees. This includes the employees of Retama Entertainment Group, Inc.

Item 2.           Description of Property.

         We lease 864 square feet of office space in Miami, Florida for $1,224.75 per month on a month-to-month basis.

Item 3.           Legal Proceedings.

         On December 15, 1998, we were served as Defendants in a civil case brought by Retama Development Corporation in the 224th Judicial District of Bexar County, Texas District Court. The suit alleges that the Registrant's Chairman interfered with Plaintiff's management contract with a third party by instructing a representative of the management company to engage a contractor to undertake repairs on a lake owned by Plaintiff, and such conduct constituted a breach of duty of good faith and fair dealing and fraudulently and negligently misrepresented the expertise of the contractor. The action seeks the sum of $600,000 in damages and lost profits resulting from the "failed lake" which is alleged to have caused the reduction in attendance at the Retama Park Racetrack, and also seeks exemplary damages.

         In May, 1999, we entered into a settlement agreement under which we agreed to repair the lake.

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

                                                            High bid                Low bid
                                                            --------                -------

January 1, 1997 through March 31, 1997                      $4.625                  $1.875

April 1, 1997 through June 30, 1997                          3.125                   2.0625

July 1, 1997 through September 30, 1997                      3.875                   1.75

October 1, 1997 through December 31, 1997                    3.5625                  1.00

January 1, 1998 through March 31, 1998                       1.875                   1.3125

April 1, 1998 through June 30, 1998                          4.                      1.625

July 1, 1998 through September 30, 1998                      3.4375                  1.375

October 1, 1998 through December 31, 1998                    1.625                    .875

         The Company paid a dividend of one share of Compressent Corporation common stock for each ten shares of Company common stock to its stockholders of record on March 12, 1996. The Company has not established a policy of payment of regular dividends on its common stock. There are no restrictions on the payment of dividends. As of June 30, 1998 there were approximately 401 registered holders of record of the Company's common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Year Ended December 31, 1998 compared to 1997

         Results of Operations:

         a.       Revenues and Other Income

         The Company's income for the year ended December 31, 1998 was $7,622,184 compared to $3,069,042 for the year ended December 31, 1997. The increase in income for the current year is primarily attributable to the operations of Retama Park Racetrack. Interest income for the year ended December 31, 1998 was $52,946 compared to $754,029 for the year ended December 31, 1997 due to disposal of bonds during the year and collections of notes receivable.

         b.       Expenses

                  Cost and Other Expenses of Revenues

         Expense for the year ended December 31,1998 was $12,196,163 compared to $2,258,040 for the year ended December 31,1997. The increase in expenses was attributable to expenses incurred to operate the racetrack, increased interest expense, loss on sale of bonds, loss on financing transaction, lake repairs and increased general and administrative expense.

         Income Tax

         We received an income tax benefit of $1,247,637 for fiscal 1998 due to our net loss for the year, compared to income tax expense of $291,112 in fiscal 1997 when we had taxable income.

         Liquidity and Capital Resources:

         During the year ended December 31,1998, the Company's operating activities used cash of $2,242,902 compared to $4,772,737 used for the year ended December 31,1997.

         We have investments in Retama Development Corporation Bonds. The fair market value of the securities at December 31, 1999 was $5,654,929. We have applied for and received a $1,871,787 income tax refund.

         Barron Chase executed a note payable to the Company in the amount of $750,000 bearing interest at 12% per annum. The note pays the Company $7,500.00 per month which the Company utilizes as working capital. Such arrangement terminates on August 15, 1999.

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

         2. The Company disposed of most of its shares of Intermedia Communications, Inc. in 1996, which it received in December 1994 in connection with the disposition of Phone One, Inc. It currently owns less than 200 of such shares.

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

         5. The balance of the Company's holdings in Compressent were registered by Compressent in its recent registration statement on Form S-1. In November 1997, the Company disposed of 76,000 of such shares.

         6. On December 1, 1997, the Company's 80% owned subsidiary, Retama Entertainment Group, Inc., was engaged as the manager of the Retama Park Racetrack effective January 1, 1998.

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

         Year 2000 Computer Problem:

         The Company has addressed the concerns of potential Year 2000 computing problems, both internally and with external parties and believes that significant additional costs will not be incurred because of this circumstance. The Company has performed an evaluation of its computer hardware and software and has determined that recent enhancements and upgrades have brought its systems significantly into compliance with the Year 2000 phenomenon and that existing support agreements are adequate to cope with any remaining issues. Based upon equipment evaluations and analysis by consulting parties, management does not believe that significant operational equipment modifications are necessary.

Item 7.           Financial Statements.

         Index to Consolidated Financial Statements

         Report of Independent Certified Public Accountants

         Consolidated Financial Statements:

                  Consolidated Balance Sheet, December 31, 1998

                  Consolidated Statements of Income, years ended
                  December 31, 1998 and 1997

                  Consolidated Statements of Changes in Stockholders' Equity, years ended December 31, 1998 and 1997

                  Consolidated Statements of Cash Flows, years ended December 31, 1998 and 1997

                  Notes to Consolidated Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

                  BDO Seidman, LLP ("BDO Seidman"), declined, effective June 1, 1999, to be engaged to audit our financial statements for the fiscal year ended December 31, 1998.

                  BDO Seidman's report on our financial statements for the two most recent fiscal years ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                  As of December 31, 1997 and during our two most recent fiscal years ended December 31, 1997 and the subsequent periods preceding the resignation of BDO Seidman, there were no disagreements with BDO Seidman on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, would have caused BDO Seidman to make reference to the subject matter of the disagreements in connection with its reports.

                  We appointed the firm of Clyde Bailey P.C. in San Antonio, Texas as the new principal audit firm for the year ended December 31, 1998.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Corporate Persons; Compliance With Section 16(a) of the Exchange Act.

         The directors and executive officers of the Company are as follows:

              Name                          Age                        Position
         ----------------                   ---                        --------

         William M. Allen                    72                        Chairman and Director

         Robert C. Buffkin                   67                        President and Director

         Bryan P. Brown                      37                        Director

         James D. Grainger, CPA              67                        Vice President - Finance

         Susan Lurvey                        34                        Secretary

         William M. Allen was President from June 1992 to 1997 and a director from June 1992 and Chairman from February 1997. He has been managing partner of Black Chip Stables from 1982 to date and President of Doric, Inc. from 1985 until its merger with the Company in 1994. He has served as President of Kamm Corporation from 1985 to date and President of Kamm Life from 1985 to date. He was Chairman and CEO of Academy Insurance Group from 1975 to 1984.

         Bryan P. Brown has served as director since 1997. He was President from 1997 to December 1998. He was previously President of Riverwood, a master planned golf course community in Port Charlotte, Florida. He served as Treasurer of the Mariner Group, Inc. and Assistant Vice President of First Union National Bank and First Republic Bank. He also serves as CEO of the Company's 80% owned subsidiary, Retama Entertainment Group, Inc.

         James D. Grainger was elected Vice President - Finance in 1998. He has been a certified public accountant since 1964 and maintains an outside accounting practice. He served as Chief Financial Officer from 1996 to 1997.

         Susan Lurvey has been the Secretary since June 1992. She has served as administrative assistant to Mr. Allen since 1987.

         Robert C. Buffkin has been a business consultant specializing in associations and insurance since 1974. He was elected as a director in 1996 and President in December 1998.

         Bryan P. Brown is William M. Allen's son-in-law.

         Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company's knowledge, all reports required to be filed were timely filed in fiscal year ended 1997.

Item 10.          Executive Compensation.

                           Summary Compensation Table

Name and                                                                                             Other Annual
Principal Position                          Year              Salary               Bonus             Compensation
------------------                          ----              ------               -----             ------------

William M. Allen                            1998              $240,000              -0-                   -0-
Chairman, Chief                             1997              $240,000              -0-                   -0-
Executive Officer                           1996              $240,000              -0-                   -0-

Bryan P. Brown,                             1998              $150,000              -0-                   -0-
President of Retama Entertainment           1997              $150,000              -0-                   -0-

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

         No options were granted to officers and directors in 1998.

         The following table summarizes all stock option activities during the year ended December 31, 1998:

                                                                        Stock              Weighted average
                                                                       Options         exercise price per share
                                                                       -------         ------------------------

         Outstanding as of December 31, 1997                           530,000                   $3.27
         Granted during year                                            10,000                    3.00
         Expired or canceled                                               -0-                      --
         Exercised                                                         -0-                      --

         Outstanding at December 31, 1998                              540,000                   $3.26

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

         The following table sets forth, as of June 30, 1999, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.

                                                                               Percent of
                                              Number of                        Outstanding
Name                                          Shares                           Common Stock
----                                          ---------                        ------------

William M. Allen                              3,646,000 (1)(2)                      42.5%

Robert C. Buffkin                                21,000 (2)                            *

Susan Lurvey                                     20,000                                *

Bryan P. Brown                                  245,000 (2)                          2.6%

James D. Grainger, CPA                           46,630                                *

Officers and Directors
as a group (5 Persons)                        3,978,630 (2)                         46.3%


(1) Includes 890,000 shares owned by William M. Allen's wife as to which he disclaims any beneficial interest.

(2) Includes stock options held as follows: William M. Allen - 300,000 shares, Bryan P. Brown - 200,000 shares, Robert C. Buffkin - 10,000 shares.

*Less than 2%.

Item 12.          Certain Relationships and Related Transactions.


         Consulting fees aggregating approximately $46,000 and $384,000 were paid to certain shareholders of the Company in 1998 and 1997, respectively.

         In December 1996 the Company loaned Bryan P. Brown $92,838 with interest at 8%. The loan was due January 7, 1999 and was extended to January 2000.

         We leased office space from our Chairman, William M. Allen, for $17,500 in 1998 and $30,000 in 1997. Such arrangement terminated in July 1998.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K.

         (a) Certain exhibits listed below are incorporated by reference to previously filed registration statements and reports as indicated in the "Incorporated by Reference Note" column and notes below.

                           Incorporated by
Exhibit No.                Reference Note                     Description
-----------                ---------------                    -----------

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

8.5                        J                                  Acquisition Agreement relating to sale of
                                                              Phone One, Inc. subsidiary

8.6                        K                                  Letter Agreement with Raymond Beahn

8.7                        L                                  Agreement with Barron Chase Securities,
                                                              Inc.

8.8                        M                                  Agreement with Howe, Solomon & Hall
                                                              Financial, Inc. dated 10/17/96 covering
                                                              purchase of Retama Development Corp.
                                                              bonds

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

8.11                       P                                  Agreement to sell assets of ARN
                                                              Communication Corp.

8.12                       Q                                  Management Agreement for Retama Park
                                                              Racetrack.

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

M                 Incorporated by reference to Exhibit A of Form 8-K filed
                  November 21, 1996

N                 Incorporated by reference to Exhibit B of Form 8-K filed
                  November 21, 1996

O                 Incorporated by reference to Exhibit C of Form 8-K filed
                  November 21, 1996

P                 Incorporated by reference to Exhibit D of Form 8-K filed
                  November 21, 1996

Q Incorporated by reference to Exhibit 8.12 of Form 10-KSB for year ended December 31, 1997.

The following exhibits are filed herewith:

8.13     Agreement with Global Trust and Hemisphere Trust dated May 27, 1999.

8.14 Agreement for Construction Services between Retama Development Corporation and William M. Allen.

27.      Financial Data Schedule.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CALL NOW,  INC.



July 14, 1999                                    By: /s/ Robert Buffkin
                                                    ----------------------------
                                                         Robert Buffkin,
                                                         President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of July 14, 1999.



/s/ William M.Allen                                        July 14, 1999
-----------------------------------------
William M. Allen, Chairman and
Director  (Principal Executive Officer)


/s/ Robert C. Buffkin                                      July 14, 1999
-----------------------------------------
Robert C. Buffkin, President and Director


/s/ Bryan P. Brown                                         July 14, 1999
-----------------------------------------
Bryan P. Brown, Director


/s/ James D. Grainger, CPA                                 July 14, 1999
-----------------------------------------
James D. Grainger, Vice President -
Finance (Principal Accounting Officer)

CLYDE BAILEY P.C.
--------------------------------------------------------------------------------
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                             10935 WURZBACH #203
                                                        SAN ANTONIO, TEXAS 78230
                                                            (210) 699-1287(OFC.)
                                           (888) 699-1287 - (210) 691-2911 (fax)

                                                                         Member:
                                                     American Institute of CPA's
                                                          Texas Society of CPA's

                Report of Independent Certified Public Accountant

To the Board of Directors and Shareholders
Call Now Inc.
10803 Gulfdale #222
San Antonio, Texas 78216

We have audited the accompanying consolidated balance sheet of Call Now Inc. and subsidiaries (Company) as of December 31 1998 and the related consolidated statements of operations, changes in stockholders' equity, and of cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit. The financial statements of the Company, as of December 31, 1997, were audited by other auditors whose report dated July 10, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. On May 25, 1999 an agreement was signed between the Company and two trusts known as the Global Trust and the Hemisphere Trust to sell 50% of the Company's investment in the Retama Development Corporation Special Facilities Revenue Bonds. This subsequent event is further explained in Note 17 in the notes to financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                  Clyde Bailey
                           Certified Public Accountant


June 28, 1999

                         CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1998


                                   A S S E T S
                                   -----------
Current Assets
Cash And Cash Equivalents                      $   545,222
Accounts Receivable                                 48,999
Income Tax Refund Claim                          1,871,787
Marketable Securities, At Market Value
             Pledged                             3,500,000
             Unrestricted                        2,160,781
Note Receivable                                    750,000
Other                                               31,794
                                               -----------

             Total Current Assets                              $ 8,908,583

Furniture And Equipment (Less Accumulated
     Depreciation of $23,258)                                        9,941

Land                                                             2,369,075

Long-Term Notes and Loan Receivables                               945,838

Deferred Tax Assets                                                182,108

Other                                                              211,694
                                                               -----------

             Total Assets                                      $12,627,239
                                                               ===========



See accompanying summary of accounting policies and notes to consolidated
financial statements                                                          F2

                         CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1998

                         L I A B I L I T I E S   A N D   S T O C K H O L D E R S'  E Q U I T Y
                         ---------------------------------------------------------------------

Current Liabilities
Accounts Payable                                                               $     51,349
Notes Payable                                                                     2,000,000
Current Portion of Mortgage Payable                                                  14,806
Accrued Expenses                                                                    802,660
Accrued Expenses - Other                                                            325,000
                                                                               ------------

             Total Current Liabilities                                                             $  3,193,815

Non-Current Liabilities
Mortgage Payable, less current maturity                                                               1,729,221
                                                                                                   ------------

             Total Liabilities                                                                        4,923,036
                                                                                                   ------------

Commitment and Contingencies                                                                                  0

Minority Interest in Consolidated Subsidiary                                                             19,632
                                                                                                   ------------

Stockholders' Equity
Preferred stock, no par, shares authorized 800,000 shares                                                     0
     none outstanding
Common Stock, no par shares authorized 50,000,000,                                                    6,205,778
     8,585,444 shares issued and 8,495,444 shares outstanding
Retained Earnings                                                                                     1,921,984
Less subscriptions notes receivable for 115,000 shares of common stock                                 (230,000)
Accumlulated other comprehensive loss                                                                    (7,141)
Treasury stock, at cost                                                                                (206,050)
                                                                                                   ------------

             Total Stockholders' Equity                                                               7,684,571
                                                                                                   ------------

             Total Liabilities and Stockholders' Equity                                              12,627,239
                                                                                                   ============



See accompanying summary of accounting policies and notes to consolidated
financial statements                                                          F3

                         CALL NOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ended December 31

                                                                    1998                1997
                                                                    ----                ----
Income
Race Track Operating Income                                     $ 5,039,712          $        --
Management Fees                                                     180,000                   --
Concert Fees                                                        198,340                   --
Miscellaneous                                                         1,186                5,135
                                                                -----------          -----------

             Total Income                                         5,419,238                5,135
                                                                -----------          -----------

Costs and Expenses
Salaries and Wages                                                4,558,177              593,347
Payroll Taxes and Benefits                                          837,280               50,434
Legal & Professional                                                401,815              260,506
Consulting Fees                                                      96,450              436,209
Litigation Settlement                                                94,563                    0
General and Administrative                                          919,617              611,831
Concert Costs                                                       151,515                   --
Interest                                                            409,247              288,918
Depreciation and Amortization                                         3,745               16,795
                                                                -----------          -----------

             Total Cost and Expenses                              7,472,409            2,258,040
                                                                -----------          -----------

Income (Loss) from continuing operations before                  (2,053,171)          (2,252,905)
    other income and expenses, income taxes, and
    minority interest

             Other Income and Expenses                           (2,520,808)           3,063,907
                                                                -----------          -----------

(Loss) before income taxes and                                   (4,573,979)             811,002
     minority interest

             Income Tax Benefit (Expenses)                        1,247,637             (291,112)
                                                                -----------          -----------

Income (Loss) before minority interest                           (3,326,342)             519,890

             Minority Interest                                      (19,432)                  --
                                                                -----------          -----------


             Net Income (Loss)                                  $(3,345,774)         $   519,890
                                                                ===========          ===========

Earnings Per Share - Basic and Diluted:
             Net Income                                               (0.39)                0.06



See accompanying summary of accounting policies and notes to consolidated
financial statements                                                          F4

                         CALL NOW, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1998 and 1997


                                                                                                   Subscription
                                            Common Stock                 Treasury Stock          Notes Receivable     Unrealized
                                          -------------------------------------------------------------------------    Holding
                                            Shares        Amount        Shares    Amount       Shares       Amount    Gain(Loss)
                                          --------------------------------------------------------------------------------------

Balance December 31, 1996                 7,519,400    $ 3,259,965           0  $       --     250,000   $ (200,000)   $ 593,897

Reclassification of unrealized holding
    gain due to adoption of FASB 130                                                                                    (593,897)

Comprehensive (Loss):
Net Income (Loss)
Unrealized (Loss) on securities

Total Comprehensive Income (Loss)

Common Stock issued in Exchange             760,000      2,185,000
    for Marketable Securities

Purchase of Treasury Stock                                              90,000    (206,050)

Common Stock Bonus                           14,544         30,000

Collection of Stock Subscription Notes                                                        (250,000)     200,000
    Receivable for Services Rendered

Exercise of Stock Options for Notes         115,000        230,000                             115,000     (230,000)
    Receivable


                                          --------------------------------------------------------------------------------------

Balance December 31, 1997                 8,408,944      5,704,965      90,000    (206,050)    115,000     (230,000)          --

Comprehensive (Loss):
Net Income (Loss)
Unrealized (Loss) on securities
   Less: Reclassification adjustment for
            loss included in net loss
Total Comprehensive Income (Loss)

Issue of common stock in connection         150,000        431,250
   with financing transaction

Litigation settlement                        26,500         69,563

Balance, December 31, 1998                8,585,444    $ 6,205,778      90,000  $ (206,050)    115,000   $ (230,000)          --
                                          ======================================================================================


                                                Accumulated
                                                   Other
                                               Comprehensive  Retained
                                               Income (Loss)  Earnings        Total
                                               ---------------------------------------

Balance December 31, 1996                      $      --    $ 4,747,868    $ 8,401,730

Reclassification of unrealized holding
    gain due to adoption of FASB 130             593,897

Comprehensive (Loss):
Net Income (Loss)                                               519,890        519,890
Unrealized (Loss) on securities                 (325,337)                     (325,337)
                                                                           -----------
Total Comprehensive Income (Loss)                                              194,553

Common Stock issued in Exchange                                              2,185,000
    for Marketable Securities

Purchase of Treasury Stock                                                    (206,050)

Common Stock Bonus                                                              30,000

Collection of Stock Subscription Notes                                         200,000
    Receivable for Services Rendered



                                               ---------------------------------------

Balance December 31, 1997                        268,560      5,267,758     10,805,233

Comprehensive (Loss):
Net Income (Loss)                                            (3,345,774)    (3,345,774)
Unrealized (Loss) on securities                 (875,701)
   Less: Reclassification adjustment for
            loss included in net loss            600,000                      (275,701)
                                               ---------                   -----------
Total Comprehensive Income (Loss)                                           (3,621,475)

Issue of common stock in connection                                            431,250
   with financing transaction

Litigation settlement                                                           69,563

Balance, December 31, 1998                     $  (7,141)   $ 1,921,984    $ 7,684,571
                                               =======================================



See accompanying summary of accounting policies and notes to consolidated
financial statements                                                          F5

                         CALL NOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended December 31

                                                                             1998                 1997
                                                                             ----                 ----

Cash Flows from Operating Activities:
Net Income (Loss)                                                        $(3,345,774)         $   519,890
                                                                         -----------          -----------

Adjustments to reconcile net income to net cash
             used in operating activities:

             Depreciation and Amortization                                     3,745               16,795
             Income Tax Refund Claim                                      (1,871,787)                  --
             Issuance of common stock for litigation settlement               69,563                   --
             Gain on Bond Defeasance                                      (2,150,000)          (1,703,086)
             Financing transaction loss                                    2,431,250                   --
             Furniture and equipment charged off                                  --               24,100
             Issuance of common stock for bonuses & services                      --               30,000
             Stock subscription receivable for services rendered                  --              200,000
             Loss(Gain) on sale of marketable securities                   2,305,740             (606,792)
             Changes in assets and liabilities:
             (Increase) Decrease in Assets:
                Accounts Receivable                                          (48,999)
                Deferred Tax Asset                                           624,194             (801,950)
                Other Current Assets                                          19,965             (417,727)
                Other Assets                                                 (96,599)               2,380
             Increase (Decrease) in Liabilities:
                Accounts Payable                                              (2,228)            (484,967)
                Accrued Expenses                                             799,240              215,508
                Income Tax Payable                                        (1,000,844)          (1,766,888)
                Minority Interest                                             19,632                   --
                                                                         -----------          -----------

             Total Adjustments                                             1,102,872           (5,292,627)
                                                                         -----------          -----------

Net Cash (used for) Operating Activities                                  (2,242,902)          (4,772,737)
                                                                         -----------          -----------



See accompanying summary of accounting policies and notes to consolidated
financial statements                                                          F6

                         CALL NOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended December 31

                                                                          1998                1997
                                                                          ----                ----

Cash flows from Investing Activities:

             Proceeds from the sale of marketable securities           2,168,999              748,669
             Proceeds from the sale of treasury bills                  1,305,055                   --
             Capital Expenditures                                         (2,347)              (2,250)
             Purchase of marketable securities                                --           (2,512,024)
             Proceeds from bond defeasance                                    --            3,853,086
             Investment in land                                               --               (6,015)
             Notes and Loans Receivable:
                 Advances                                             (1,450,000)            (753,000)
                 Collections                                             600,000            1,097,591
                                                                     -----------          -----------

Net Cash provided by Investing Activities                              2,621,707            2,426,057
                                                                     -----------          -----------

Cash flows from Financing Activities

             Proceeds from Loans                                       2,000,000            1,075,000
             Issue of Stock for Financing Transaction                    431,250                   --
             Financing Transaction Loss                               (2,431,250)                   0
             Payment of Long Term Debt                                   (13,557)             (12,416)
             Purchase of Treasury Stock                                       --             (206,050)
                                                                     -----------          -----------

Net Cash (used for) provided by Financing Activities                     (13,557)             856,534
                                                                     -----------          -----------

Net Increase (Decrease) in Cash                                          365,248           (1,490,146)

Cash Balance, Begin of Year                                              179,974            1,670,120
                                                                     -----------          -----------

Cash Balance, End of Year                                            $   545,222          $   179,974
                                                                     ===========          ===========



See accompanying summary of accounting policies and notes to consolidated
financial statements                                                          F7

                                  CALL NOW, INC
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES


NATURE OF BUSINESS

         After exiting the long distance telephone business in 1996, the Company has redeployed its assets primarily in acquiring $93,925,000 face amount bonds and notes secured by a lien on the Retama Park Horse Racing Facility ("Facility") in suburban San Antonio, Texas, and into real estate by the acquisition of 118 acres of land in Williamson County, Texas which it may develop. In addition, the Company entered into a contract to manage the Facility commencing January 1998.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Call Now, Inc. and it's wholly owned subsidiaries Andice Development Co., ARN Communications Corp., National Communication Inc., and Retama Entertainment Group Inc. (Collectively "the Company"). Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant inter-company transactions and balances have been eliminated in consolidation.

MARKETABLE SECURITIES

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At December 31, 1998, the Company classified its investment portfolio as available for sale and held to maturity. Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity.

         Gain or losses from the sale or redemption of the investments are determined using the specific identification method.

INCOME TAXES

         The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

EARNINGS PER COMMON SHARE

         Effective December 31, 1997, the Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.



                                                                              F8

                                  CALL NOW, INC
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES


         Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

         Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

UNINSURED CASH BALANCES

         The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, balances may exceed this amount. At December 31, 1998, uninsured balances aggregated $311,309.

CONCENTRATION OF CREDIT RISK/ECONOMIC DEPENDENCY

         The Company's current business involves two ventures, which are interest rate sensitive. First is ownership of tax-exempt bonds partially collateralized by a first mortgage on the Retama Park Horse Racing Facility near San Antonio, Texas. The second is ownership of development property in Williamson County, Texas (near Austin, Texas). Both ventures are dependent on continued low interest rates and economic prosperity in the Austin and San Antonio metropolitan area.

PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepting accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

YEAR 2000 CONCERNS

         The Company has addressed the concerns of potential year 2000 computing problems, both internally and with external parties and believes that significant additional costs will not be incurred because of this circumstance. The Company has performed an evaluation of its computer hardware and software and has determined that recent enhancements and upgrades have brought



                                                                              F9

                                  CALL NOW, INC
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES


it's systems significantly into compliance with the year 2000 phenomenon and that existing support agreements are adequate to cope with any remaining issues. Based upon equipment evaluations and analysis by consulting parties, management does not believe that significant operational equipment modifications are necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 1998.

LONG-LIVED ASSETS

         Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed of " requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income.

STOCK BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" SFAS No. 123 established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead discloses the effects of the calculation required by the statement.

COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.



                                                                             F10

                                  CALL NOW, INC
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES


SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year's financial statements in order to conform to the current presentation.



                                                                             F11

                                 CALL NOW, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


1.  MARKETABLE SECURITIES

         The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values at December 31, 1998 are as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                 Cost       Gross       Gross         Market
                                                                                            Unrealized  Unrealized    Value
                                                                                            Gains       Losses

------------------------------------------------------------------------------------------------------------------------------
Available for sale:
Municipal bonds                                                               $5,654,929     $    --    $     --    $5,654,929
Corporate securities                                                              17,301       3,218      14,667         5,852
 -----------------------------------------------------------------------------------------------------------------------------
                                                                              $5,672,230     $ 3,218    $ 14,667    $5,660,781
------------------------------------------------------------------------------------------------------------------------------


         Unrealized gains and losses on securities available for sale at December 31, 1998 are shown net of income taxes as a component of stockholders' equity.

2.  INCOME TAX REFUND CLAIM

         For Federal income tax purposes the Company had an operating loss of $ 3,537,625 and a capital loss carry-back in the amount of $ 1,967,504 for the current year. As a result, the Company has filed a Federal income tax refund claim is the amount of $ 1,871,787. The claim was received in June 1999.

3.  INVESTMENT IN BONDS
    AND BOND DEFEASANCE TRANSACTION

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

         Simultaneously, the company sold 50% of the bonds and notes to a broker/dealer for an initial payment of $1,740,000 and future payments of $1,950.000 to be paid prior to December 16, 1996. At December 31, 1996, $850,000 was uncollected.

         On March 26, 1997, the Company participated in the defeasance of the RDC bonds and notes held by it, and received cash in the amount of $3,853,086, $3,640,000, 7% Series 1997 A Bonds and $45,200,000, 8% Series 1997 B Bonds as
part of the defeasance. The 1997 bonds were valued by an independent third party at the same value as the carrying value of the 1993 bonds.



                                                                             F12

                                 CALL NOW, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


         On April 7, 1997, the company acquired the balance of the RDC bonds in exchange for 760,000 shares of the Company's common stock, 15,000 shares of compressent Corporation ("Compressent") common stock, and $2,150,000 in cash. The cost of the remaining bonds purchased by the Company, including acquisition costs, was $3,187,728. At December 31, 1997 the Company's total holdings of RDC bonds were: (a) 1997 Series A 7% bonds-$7,000,000 and (b) 1997 Series B 8% bonds-$86,925,000.

         Under the terms of the bond defeasance, after giving effect to the purchase of the additional bonds referred to in the preceding paragraph, the company had a gain of $3,853,086. However, the company was obligated to lend to RDC, to fund any operating deficit (as defined) of RDC, up to $2,150,000 for a two-year period expiring March 1999, of which $853,000 had been advanced at December 31, 1998.

         As a result of the foregoing obligation, the Company reduced the gain on the bond defeasance by $2,150,000 in 1997, which was reflected in the balance sheet as deferred gain from bond defeasance. In this connection, a deferred tax asset of $801,950 in 1997 was recorded. At December 31, 1998, the Company has loaned a total of $ 853,000 to RDC. The funding agreement expired in March 1999 and no further loans have been made. As a result, the Company reversed the deferral of $2,150,000 to income and recorded an accompanying income tax benefit of $ 801,950 in 1998.

4.  NOTES AND LOANS
    RECEIVABLE

         Notes and loans receivable at December 31, 1998 comprise the following:

         On August 15, 1998, the Company executed a note with a broker-dealer in the amount of $750,000. The note bears an interest rate of 12% per annum, payable monthly and matures August 15, 1999. The note is an approved transaction through the National Association of Securities Dealers. The company has advised the broker-dealer that it will not renew this agreement.

5.  LAND

         On July 15, 1996, the Company acquired 118 acres of development property in Williamson County, Texas for a purchase price of $2,363,060. Under the terms of the purchase, the Company paid $589,310 and executed a seven year, 9% note, in the approximate amount of $1,770,000 with semi-annual principal and interest payments of $85,721 commencing January 1997 and ending July 15, 2003, at which time the remaining $1,655,056 balance is due.

         The following is a summary of annual principal payments due under this note:

--------------------------------------------------------------------------------
Year                                                    Amount

--------------------------------------------------------------------------------
1999                                                    $   14,806
2000                                                        16,169
2001                                                        17,657
2002                                                        19,282
2003                                                     1,676,112
--------------------------------------------------------------------------------
                                                        $1,744,027
--------------------------------------------------------------------------------



                                                                             F13

                                 CALL NOW, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


6. STOCKHOLDERS' EQUITY

         The company has authorized 800,000 shares of no par value preferred stock. Of the 800,000 shares, 300,000 are designated Class A convertible redeemable preferred stock (Class B) and 300,000 are designated as Class C convertible redeemable preferred stock (Class C).

         The Class A preferred stock is non-voting, redeemable at the option of the company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder. The Class A preferred stockholders are entitled to receive an annual dividend of $.30 per share. Of the 300,000 designated shares, none were outstanding at December 31, 1998.

         The Class B preferred is non-voting stock redeemable at the option of the Company price of $100 per share plus accrued but unpaid dividends, and is convertible into 100 shares of common stock at the option of the holder. The class B preferred stockholders are entitled to receive an annual dividend of $6.00 per share. Of the 7,500 designated shares, none were outstanding at December 31, 1998.

         The Class C preferred stock is non-voting, redeemable at the option of the Company at a price of $3.00 per share plus one share of common stock at the option of the holder. Of the 300,000 designated shares, none were outstanding at December 31,1998.

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

         During 1997, the Company authorized three of its officers and employees to exercise options aggregating 115,000 in exchange for notes totaling $230,000. At December 31,1998, accrued interest receivable on the subscription notes receivable amounted to $27,184.

7.  STOCK BASED COMPENSATION

         At December 31, 1998, the Company has non-plan options, which are described below. The Company applies APB Opinion 25; Accounting for stock issued to employees, and related Interpretations in accounting for the options. Under APB Opinion 25, because the exercise price of the company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

         In 1995, the Company granted options to purchase 115,000 shares of its common stock to its corporate counsel, chief financial officer and controller. The options are excisable at $2 per share and expire three years from the date of grant. These options were exercised during 1997.

         On April 25, 1997, the Company granted a stock bonus of 14,544 shares of its common stock to its corporate counsel, chief financial officer and controller. In addition, on the same date, the Company granted options to purchase 530,000 shares of the Company's common stock to its president, chief executive officer and two members of the Company's board of directors. The options are exercisable at prices ranging from $2.34 - $4 per share and expire five years from the date of grant.

         FASB Statement 123, Accounting for Stock-Based Compensation, requires the company to provide pro forma information regarding net income per share as if compensation cost for the Company's options had been determined in



                                                                             F14

                                 CALL NOW, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: no dividend yield percent; expected volatility of 46.5 and 0.1 percent; risk-free interest rates of 6.8% and 6.0%, and with expected lives of 3.3 years and 5 years for the non-plan options.

         Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per would have been reduced to the pro forma amount indicated below:

                                                     1998                             1997
-------------------------------------------------------------------------------------------

Net income
As reported                                      $(3,345,774)                      $519,890
Pro forma                                        $(3,639,142)                       256.522
-------------------------------------------------------------------------------------------
Earnings per share
As reported                                             (.39)                           .06
Pro forma                                               (.40)                           .03
-------------------------------------------------------------------------------------------


         A Summary of the status of the Company's non-plan options as of December 31, 1998 and 1997, and changes during the years ended on those dates are presented below:

                                December 31, 1998                        December 31, 1997
--------------------------------------------------------------------------------------------------
                          Shares                 Weighted           Shares               Weighted-
                                                 average                                 Average
                                                 Exercise                                Exercise
                                                 Price                                   Price
--------------------------------------------------------------------------------------------------

Outstanding at
beginning of year         530,000                 $3.27             115,000                  $2.00
Granted                    10,000                  3.00             530,000                   3.27
Exercised                      --                    --            (115,000)                  2.00
Forfeited                                            --                  --                     --
--------------------------------------------------------------------------------------------------
Outstanding at the
end of year               540,000                  3.26             530,000                   3.27
--------------------------------------------------------------------------------------------------
Options
exercisable at
year end                  540,000                  3.26             530,000                   3.27

Weighted-
average fair
value of options
granted during
the year                       --                   .80                  --                    .80

--------------------------------------------------------------------------------------------------



                                                                             F15

                                 CALL NOW, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


         The following table summarizes information about non-plan options outstanding at December 31, 1998:

                          Options Outstanding                                Options Exercisable
----------------------------------------------------------------------------------------------------
 Range of             Number            Weighted         Weighted         Number            Weighted
 Exercise             outstanding at    average          average          exercisable at    average
 Prices               12/31/98          remaining        exercise         12/31/98          exercise
                                        contractual      Price                              Price
                                        life
----------------------------------------------------------------------------------------------------
 $   2.34              230,000           3.3 Years       2.34              230,000           2.34
     4.00              300,000           3.3 Years       4.00              300,000           4.00
     3.00               10,000           5   Years       3.00               10,000           3.00
----------------------------------------------------------------------------------------------------


8.  INCOME TAXES

         The components of the provision for income taxes are as follows:

Year ended December 31,                    1998                            1997
---------------------------------------------------------------------------------

Current:
Federal                               $ (1,247,637)                     $ 224,657
State                                          -0-                         66,455
---------------------------------------------------------------------------------
                                      $ (1,247,637)                     $ 291,112
---------------------------------------------------------------------------------



         Such income taxes are included in the accompanying consolidated financial statements as follows:


----------------------------------------------------------------------------------
Income from operations                $ (1,247,637)                      $ 291,112
Extraordinary Items                             --                              --

----------------------------------------------------------------------------------
                                      $ (1,247,637)                      $ 291,112
----------------------------------------------------------------------------------



         The above provision has been calculated based on Federal and State statutory rates.

9.  RELATED PARTY
    TRANSACTIONS

         Consulting fees aggregating approximately $46,000 and $384,000 were incurred to certain shareholders and directors of the Company in 1998 and 1997, respectively.

         The Company leased office space from its chief executive officer and majority shareholder on a month-to-month basis. The Company incurred rental expenses of $17,500 until July 31, 1998 and $30,000 in 1997 for the use of such facilities.

         At December 31, 1998, outstanding notes receivables from the Company's stockholders and officers amounted to $92,838 with accrued interest in the amount of $ 14,856.



                                                                             F16

                                 CALL NOW, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


10.  MANAGEMENT
     AGREEMENT

         On October 27, 1997 the RDC'S Board Of Directors approved a management contract granting Retama Entertaining Group, Inc., an 80% owned subsidiary of the Company, the right to manage the operations of the Facility commencing on January 1, 1998. The three-year agreement provides Retama Entertainment Group, Inc., with a monthly management fee of $15,000 plus a variable fee equal to 25% of profits in excess of $1,000,000 annually. Operations of this subsidiary began January 1, 1998.

11.  SUPPLEMENTAL
     CASH FLOW INFORMATION

Year ended December 31,                    1998                              1997
------------------------------------------------------------------------------------
Cash paid for interest                  $  216,244                        $  288,900
Cash paid for income taxes               1,027,663                         2,877,000
------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION:

         During the year ended December 31, 1998, non-cash investing and financing activities are as follows:

                  1) Termination of agreement with a broker-dealer represented by a note receivable of $1,155,000 bearing interest at 12% per annum and a non-interest note payable of $1,155,000.
                  2) Issuance of 150,000 shares of the Company's common stock in the amount of $431,250 as part of a financing transaction.
                  3) Issuance of 26,500 shares of the Company's common stock in settlement of a former director's lawsuit.

         During the year ended December 31, 1997, non-cash investing and financing activities are as follows:

  - 1) Purchase of $45,085,000 principal amount of RDC Series 1997 A and B Bond's for 760,000 shares of the Company's common stock valued at $2,125,000, and the assumption of a note payable in the amount of $200,000 and funding liability obligation in the amount of $1,075,000.
  - 2)Cancellation of a note payable in the amount of $150,000 for 15,000 shares of Compressent common stock valued at $10.00 for share.
  - 3) Issuance of 115,000 shares of the Company's common stock in exchange for subscriptions notes receivable in the amount $230,000.


12.  LITIGATION SETTLEMENT

         In 1994, a former director, filed a lawsuit in Florida against the Company seeking damages of approximately $500,000 for breach of an oral employment agreement. On May 14, 1998, this litigation was settled. In this connection, the Company paid $50,000 and issued 26,500 of the Company's common stock to the former director in 1998.



                                                                             F17

                                 CALL NOW, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


13.  CONTINGENCIES

         During 1996, the Securities and Exchange Commission advised the Company that it may be an investment company as defined by the Investment Company Act of 1940. In the event the company is deemed to be an investment company, the Company may become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of it's investments and the issuance of securities. In addition, the Investment Companies Act imposes certain requirements on companies deemed to be within it's regulatory scope, including registration as an investment company, adoption of a specific form of corporate stucture and compliance with certain reporting, record keeping, voting, proxy, disclosure, and other rules and regulations. In the event of characterization of the company as an investment company, the failure of the company to satisfy regulatory requirements, whether on a timely basis or at all, could, under certain circumstances have materially adverse effect on company.

14.  NOTE PAYABLE AND FINANCING TRANSACTION

         In February 1998, the Company entered into a loan agreement with Compressent Inc. (Compressent) in which the Company agreed to provide certain financing to Compressent and to receive a commitment fee along with warrants to acquire shares of Compressent common stock. This loan agreement was terminated on May 20, 1998 before any loan was made and as a result, the Company did not receive the commitment fee or warrants from Compressent.

         In addition, the Company exchanged $3,500,000 face amount of its investments in RDC Series A bonds for specific shares of Compressent's convertible preferred stock and an option to acquire additional shares of Compressent's common stock.

         Compressent subsequently borrowed, from a third party, $2,000,000, pledging the 3,500,000 RDC Series A bonds as collateral. In connection with a rescission of the purchase of Compressent convertible preferred stock, the Company received the $3,500,000 Series A RDC bonds, assumed the $2,000,000 loan, and was to receive 2,000,000 unregistered shares of Compressent common stock. This was subsequently reduced to 500,000 Compressent common stock shares and a 10% interest in the business venture between Compressent and a third party. In addition, the Company agreed to issue 150,000 shares of its common stock. The 500,000 Compressent shares have not been received and are deemed worthless at December 31, 1998. The company has recorded a loss of $2,431,250 on the financing transaction.



                                                                             F18

                                 CALL NOW, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



15.  EARNINGS PER SHARE

         The following reconciles the components of the earnings per share (EPS) computation:

                                                    1998                                            1997
Earning per common              Income             Shares            Per-Share    Income           Shares           Per-Share
Share                         (Numerator)       (Denominator)         Amount    (Numerator)     (Denominator)        Amount
-----------------------------------------------------------------------------------------------------------------------------
Net Income                    $(3,345,774)        8,404,804           $(.39)     $ 519,890        8,090,594           $ .06


Effect of Dilative
Securities: Stock                                                                                    25,510
options
-----------------------------------------------------------------------------------------------------------------------------

Income from continuing        $(3,345,774)        8,404,804          $(.39)      $ 519,890        8,116,104           $ .06
operations available to
common shareholders plus
assumed conversions

-----------------------------------------------------------------------------------------------------------------------------

         Options to purchase 540,000 shares were outstanding at December 31, 1998 were not included in the computation of diluted EPS as they would be anti-dilutive.

16.  OTHER INCOME AND EXPENSE ITEMS

         The following items are shown on the consolidated statement of income as other income and expenses items and are disclosed elsewhere in these notes:

                                                      1998                 1997
                                                      ----                 ----

Loss on Sale of Bonds                             $(1,967,504)         $       --
Gain on Bond Defeasance                             2,150,000           1,703,086
Gain on Disposal of Marketable Securities                  --             606,792
Loss on Compressent Transaction                    (2,431,250)                 --
Interest Income                                        52,946             754,029
Accrued Expense - Other                              (325,000)                 --
                                                  -------------------------------

         Total                                    $(2,520,808)         $3,063,907
                                                  ===========          ==========



                                                                             F19

                                 CALL NOW, INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS



17.  SUBSEQUENT EVENTS

         The Company and its CEO (William M Allen) have been sued by RDC, the issuer of the bonds held by the Company, in connection with the repair of the lake at Retama Park Race Track. The action seeks $600,000 in damages plus exemplary damages. The Company had indemnified the contractor regarding matters related to the race track. The Company has entered into a construction services contract with the RDC to 1) dismiss the lawsuit against the Company and Mr. Allen, and an assignment by the RDC of its claims and causes of action against the contractor and related parties. The Company has engaged an engineering firm to perform a study to repair the lake, and plans to engage qualified contractors to repair the lake. The Company estimates that the total cost to repair the lake and therefore the liability, will be somewhere around $650,000 and one-half of that amount has been accrued in 1998. Due to the agreement detailed in the following paragraph $325,000 is accrued at December 31, 1998.

         On May 25, 1999 an agreement was signed between the Company and two trust known as the Global Trust and the Hemisphere Trust (Trusts) to sell 50% of the Company's investment in the Retama Development Corporation Special Facilities Revenue Bonds.

         The agreement calls for the Company to exercise an option to purchase from ITG Fund $6,950,000 in aggregate principal amount of Retama Development Corporation (RDC) Series 1997A bonds for a total exercise price of $4,775,000. The agreement further provides for the Trusts to purchase these bonds from the Company for a total price of $ 4,862,500 plus accrued interest on the Series A bonds and to deliver to the Company $2,000,000 of the Series A bonds plus the payment of the Compressent debt assumed by the Company, and the Company will deliver to the Trusts $42,462,500 in the Series B bonds of RDC.

         The agreement further provides for the Trusts to assume 50% of the Company's obligation to the RDC for the repairs to the lake (not to exceed a total of $600,000) in the aforementioned lawsuit, and to provide 50% of the Chief Executive Officer`s compensation of the track operations.

         No other material subsequent events have occurred that warrants disclosure since the balance sheet date.



                                                                             F20