Form 10QSB
period 1999-03-31
CALL NOW INC
filed 1999-08-25
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,495,441 shares as of August 17, 1999.

Transitional Small Business Format:   NO

                         PART I - FINANCIAL INFORMATION


Item 1.           FINANCIAL STATEMENTS

                  Registrant's Financial Statements are filed herewith following the signature page.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO 1998.

                  RESULTS OF OPERATIONS:

                  a.       REVENUES

                           The Company's revenues for the three months ended March 31, 1999 were $1,045,778 as compared to $846,125 for the three months ended March 31, 1998. Revenues for the 1999 quarter were attributable to an increase in the race track operations. There was also interest income for the three months ended March 31, 1999 of $54,101 as compared to $202,700 for the three months ended March 31, 1998. The decrease in interest income is due to the disposition of one-half of the Series A bonds and a reduction of a note receivable.

                  b.       EXPENSES

                           (1.) Race track expenses for the three months ended March 31, 1999 were $1,057,933 compared to $834,133 for the three months ended March 31, 1998. The increase was due to increased race track activity.

                           (2.) GENERAL AND ADMINISTRATIVE

                           Expense for the quarter ended March 31, 1999 was $394,187 compared to $328,662 for the March 31, 1998 quarter. The increase is due to the increase in race track activity.

                           (3.) INTEREST

                           Interest expense for the quarter ended March 31, 1999 was $42,039 compared to $39,713 for the March 31, 1998 quarter, and relates to the debt on the property acquired in Williamson County, Texas.

                           (4.) INCOME TAX

                           For the quarter ended March 31, 1999 the Company recorded income tax benefit of $120,000 compared to $95,250 for the three months ended March 31, 1998. The increase is due to the increase in net operating loss.

                  c.       NET LOSS

                           The Company had a net loss of $298,687 for the quarter ended March 31, 1999 compared to a net loss of $62,774 for the quarter ended March 31, 1998. The increase in net loss of $235,913 resulted primarily from an increase in racetrack operations and decrease in interest income.

                  d.       EARNINGS PER SHARE

                           For the three months ended March 31, 1999, the Company recorded a net loss of $.04 per share compared to a net loss of $.01 per share for the March 31, 1998 quarter.

                           LIQUIDITY AND CAPITAL RESOURCES:

                           During the quarter ended March 31, 1999, the Company used $422,694 for operating activities compared to $148,320 for the three months ended March 31, 1998. The increase is due primarily to the increase in operating activities of Retama Entertainment Group, Inc.

                           Cash flows used for investing activities was $15,448 compared to cash provided of $35,208 for the quarter ended March 31, 1998. The decrease was due to a decrease on collections of notes and loans receivable in the quarter ended March 31, 1999 and advances of $15,448.

                           For the three months ended March 31, 1999, cash used for financing activities was $7,240 compared to $6,629 for the quarter ended March 31, 1998.

                           The Company has investments primarily in Retama Development Corporation Bonds. The fair market value of the securities at March 31, 1999 was $5,654,929.

                           In addition, the Company executed a secured demand note payable to Barron Chase in the amount of $750,000. The note pays the Company $7,500 per month which the Company utilizes as working capital. The note matures in August 25, 2000.

                           FEDERAL INCOME TAX

                           The refund claim of $1,871,787 was collected in June 1999.

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

                           The Company has been advised by the Securities and Exchange Commission that it may be considered an investment company and therefore subject to certain provisions of the Investment Company Act of 1940. The Company does not believe it is an investment company and has taken the following actions:

                                    1. On July 15, 1996 the Company acquired
                                       118.34 acres of land for development for $2,363,060. Such land is located in Williamson County, Texas. The company executed a purchase money mortgage in connection with the purchase which is payable in semiannual installments of $85,721 beginning January 15, 1997, including interest at 9% with the entire unpaid balance of $1,655,056 due on July 15, 2003. The Company paid $593,060 at closing from its working capital. The land is currently vacant and a study is in progress to determine the best use of the property.

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

                                    4. In September and October 1996 the Company
                                       acquired certain secured bonds issued by Retama Development Corporation of Selma, Texas. The bonds are secured by a lien on real estate which included the Retama Park Racetrack in suburban San Antonio, Texas.

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

                                    7. In December 1998 the Company disposed of
                                       200,000 shares of Compresent common
                                       stock.

                                    In the event the Company is deemed to be an investment company, the Company may become subject to certain restrictions relating to the Company's activities including restrictions on the nature of its investments and issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of characterization of the Company as an investment company, the failure of the Company to satisfy regulatory requirements, whether on timely basis or at all would, under certain circumstances have a materially adverse effect on the company.

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


                                         CALL NOW, INC.



                                     By: /s/ William M. Allen
                                         --------------------------------------
                                         William M. Allen
                                         Chairman (Chief Executive Officer)


                                     By: /s/ James D. Grainger
                                         --------------------------------------
                                         James D. Grainger
                                         Vice President-Finance
August 17, 1999                          Principal Accounting Officer

                        CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1999
                                  (UNAUDITED)




                                     ASSETS
                                     ------


Current Assets:

  Cash And Cash Equivalents                                          $    99,840
  Accounts Receivable                                                     30,000
  Income Tax Refund Claim                                              1,871,787
  Marketable Securities, At Market Value
    Pledged                                                            2,163,156
    Unrestricted                                                       3,500,000
  Note Receivable                                                        750,000
  Other                                                                   69,090
                                                                     -----------


      Total Current Assets                                           $ 8,483,873

Furniture And Equipment (Less Accumulated
  Depreciation Of $24,178)                                                 9,021

Land                                                                   2,369,075

Long Term Notes And Loan Receivables                                     961,286

Deferred Tax Assets                                                      300,765

Other                                                                    219,494
                                                                     -----------

      TOTAL ASSETS                                                   $12,343,514
                                                                     ===========













SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1999
                                  (UNAUDITED)





                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



Current Liabilities:

  Current Maturity Of Mortgage Payable                             $     15,473
  Accounts Payable                                                       58,163
  Note Payable                                                        2,000,000
  Accrued Expenses                                                      825,667
  Accrued Expenses-Other                                                325,000
                                                                   ------------

      Total Current Liabilities                                       3,224,303

Long-Term Liabilities:

  Mortgage Payable, Less Current Maturity                             1,721,314
                                                                   ------------

      Total Liabilities                                               4,945,617
                                                                   ------------


Minority Interest In Consolidated Subsidiary                             10,982
                                                                   ------------

Stockholders' Equity:

  Preferred Stock, no par, 800,000 shares
    authorized, none outstanding
  Common Stock, no par, 50,000,000 shares
    authorized, 8,585,444 shares issued, and
    8,495,444 shares outstanding                                      6,205,778
  Retained Earnings                                                   1,623,297
  Stock Subscription Notes Receivable                                  (230,000)
  Accumulated other comprehensive loss                                   (6,110)
  Treasury stock, at cost                                              (206,050)
                                                                   ------------
      Total Stockholders' Equity                                      7,386,915
                                                                   ------------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                       $ 12,343,514
                                                                   ============






SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CALL NOW, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)



                                                        1999           1998
                                                     --------------------------
REVENUES:
  Race Track Income                                  $ 1,000,778    $   801,125
  Management Fees                                         45,000         45,000
                                                     --------------------------

                Total Revenue                        $ 1,045,778    $   846,125
                                                     --------------------------

COSTS AND EXPENSES:
  Race Track                                           1,057,933        834,133
  General And Administrative                             394,187        328,662
  Interest                                                74,106         42,039
  Depreciation And Amortization                              990            803
                                                     --------------------------

                Total Costs And Expenses             $ 1,527,216    $ 1,205,637
                                                     --------------------------

Operating (Loss) before other income and
   expenses,income taxes, and minority interest         (481,438)      (359,512)

Other Income and (Expenses)                               54,101        203,886
                                                     --------------------------

(Loss) before income taxes and minority interest        (427,337)      (155,626)

        Income Tax Benefit                               120,000         95,250
                                                     --------------------------

(Loss) before minority interest                      $  (307,337)   $   (60,376)

Minority Interest                                          8,650         (2,398)
                                                     --------------------------

Net (Loss)                                           $  (298,687)   $   (62,774)
                                                     ==========================

Earnings Per Share - Basic and Diluted:

        Net Loss                                     $     (0.04)   $     (0.01)
                                                     ==========================














SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CALL NOW, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)



                                                            1999        1998
                                                        ----------------------

Cash Flows from Operating Activitites:
Net (Loss)                                               $(298,687)   $ (62,774)

Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and Amortization                          920          803
        Changes in assets and liabilities:
        (Increase) Decrease in Assets:
                Accounts Receivable                         18,999           --
                Deferred Tax Asset                        (120,000)          --
                Other Current Assets                       (37,297)    (126,416)
                Other Assets                                (7,800)     (21,896)
        Increase (Decrease) in Liabilities:
                Accounts Payable                             6,814       43,080
                Accrued Expenses                            23,007      111,534
                Income Tax Payable                              --      (95,250)
                Minority Interest                           (8,650)       2,599
                                                         ----------------------

        Net Cash (used for) Operating Activities         $(422,694)   $(148,320)
                                                         ----------------------


Cash flows from Investing Activities:

        Purchase of marketable securities                               (14,792)
        Notes and Loans Receivable:
                Advances                                   (15,448)          --
                Collections                                     --       50,000
                                                         ----------------------

Net Cash (used for) provided by Investing Activities     $ (15,448)   $  35,208
                                                         ----------------------


Cash Flows from Financing Activities

        Payment on Long Term Debt                           (7,240)      (6,629)
                                                         ----------------------

Net Cash (used for) Financing Activities                 $  (7,240)   $  (6,629)
                                                         ----------------------

Net Increase (Decrease) in Cash                           (445,382)    (119,741)

Cash Balance, Beginning of period                          545,222      179,974
                                                         ----------------------

Cash Balance, End of period                              $  99,840    $  60,233
                                                         ======================



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CALL NOW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



Other Income and Expense

         Other income and expense is composed of the following:

                                              1999         1998
                                              ----         ----

         Interest income                    $54,101      $202,700
         Miscellaneous income                    --         1,186
                                            -------      --------
                                            $54,101      $203,886

Income Tax Refund Claim

         The Company has filed a Federal income tax refund claim in the amount of $1,871,787 which was collected in June 1999.

Reclassifications

         Certain reclassifications have been made to the prior year's financial statements in order to conform to the current presentation.

Subsequent Events

                  On May 25, 1999 an agreement was signed between the Company and two trusts known as the Global Trust and the Hemisphere Trust (Trusts) to sell 50% of the Company's investment in the Retama Development Corporation Special Facilities Revenue Bonds.

                  The agreement calls for the Company to exercise an option to purchase from ITG Fund $6,950,000 in aggregate principal amount of Retama Development Corporation (RDC) Series 1997A bonds for a total exercise price of $4,775,000. The agreement further provides for the Trusts to purchase these bonds from the Company for a total price of $4,862,500 plus accrued interest on the Series A bonds and to deliver to the Company $2,000,000 of the Series A bonds plus the payment of the Compressent debt assumed by the Company, and the Company will deliver to the Trusts $42,462,500 in the Series B bonds of RDC.

                  The agreement further provides for the Trusts to assume 50% of the Company's obligation to the RDC for the repairs to the lake (not to exceed a total of $600,000), and to provide 50% of the Chief Executive Officer's compensation of the track operations.