Form 10QSB
period 1999-06-30
CALL NOW INC
filed 1999-09-27
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1999

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]





                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,585,444 shares as of September 22, 1999.

Transitional Small Business Format:   No
                                     ----

                         PART I - FINANCIAL INFORMATION




Item 1.  FINANCIAL STATEMENTS

         Registrant's Financial Statements are filed herewith following the signature page.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES.

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998.

         RESULTS OF OPERATIONS:

         a.       REVENUES

                  The Company's revenues for the three months ended June 30, 1999 were $1,790,136 as compared to $1,664,517 for the three months ended June 30, 1998. For the six months ended June 30, 1999, revenues were $2,836,914 compared to $2,510,642 for the six months ended June 30, 1998. The increase was due primarily to increased racetrack attendance and the improvement of simulcast betting facilities.

                  Interest income for the three months ended June 30, 1999 was $56,901 as compared to $56,333 for the three months ended June 30, 1998. For the six months ended June 30, 1999, interest income was $111,002 compared to $259,033 for the six months ended June 30, 1998. The decrease was due to the redemption of Treasury Bills and reduction of notes receivable.

         b.       EXPENSES

                  (1.) Racetrack expenses for the three months ended June 30, 1999 were $1,745,265 compared to $1,619,517 for the three months ended June 30, 1998. For the six months ended June 30, 1999, racetrack expenses were $2,803,198 and $2,420,642 for the six months ended June 30, 1998. The increase was due to increased racetrack activity.

                  (2.) GENERAL AND ADMINISTRATIVE

                  Expense for the quarter ended June 30, 1999 was $462,668 compared to $387,337 for the June 30, 1998 quarter. For the six months ended June 30, 1998 general and administrative expenses were $856,855 and $749,007 for the six months ended June 30, 1998. The increase is due to the increase in racetrack activity.

                  (3.) INTEREST

                  Interest expense for the quarter ended June 30, 1999 was $96,118 compared to $49,387 for the June 30, 1998 quarter. For the six months ended June 30, 1999, interest expense was $170,224 compared to $91,436 for the six months ended June 30, 1998. The increase was due to increased borrowing in 1999.

                  (4.) INCOME TAX

                  For the quarter ended June 30, 1999 the Company recorded income tax benefit of $191,000 compared to $128,060 for the three months ended June 30, 1998. Income tax benefit for the six months ended June 30, 1999 was $311,000 compared to $223,310 for the six months ended June 30, 1998. The increase is due to the increase in net operating loss.

         a.       NET LOSS

                  The Company had a net loss of $416,668 for the quarter ended June 30, 1999 compared to a net loss of $204,557 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, there was a net loss of $715,355 compared to a net loss of $274,005 for the six months ended June 30, 1998. The increase in net loss resulted primarily from an increase in racetrack operations and the loss on the sale of RDC Bonds.

         b.       EARNINGS PER SHARE

                  For the three months ended June 30, 1999, the Company recorded a net loss of $.05 per share compared to a net loss of $.02 per share for the June 30, 1998 quarter. The net loss per share for the six months ended June 30, 1999 was $.08 compared to $.03 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES:

                  During the quarter ended June 30, 1999, 1,015,066 was provided by operating activities compared to 190,399 used for operating activities for the three months ended June 30, 1998. For the six months ended June 30, 1999, cash provided from operations was $692,372 compared to cash used by operations of $338,719. The increase is due primarily to the collection of the Federal income tax refund claim.

                  Cash flows provided by investing activities were $2,479,022 compared to $208,586 for the quarter ended June 30, 1998. Cash from investing activities for the six months ended June 30, 1999, was $2,463,574 compared to $243,794 for the six months ended June 30, 1998. The increase was due to net proceeds from the sale and purchase of RDC Bonds.

                  For the three months ended June 30, 1999, cash used for financing activities was $2,000,000 compared to $0 for the quarter ended June 30, 1998. The Company used $2,007,240 for financing activities for the six months ended June 30, 1999, compared to $6,629 for the six months ended June 30, 1998. The increase was for the payment of a short-term note.

                  The Company has investments primarily in Retama Development Corporation Bonds. The fair market value of the securities at June 30, 1999 was $3,078,076.

                  In addition, the Company executed a demand note payable to Barron Chase in the amount of $750,000. The note pays the company $7,500 per month which the Company utilizes as working capital. The note matures in August 2000.

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

                           7. In December 1998 the Company disposed of 200,000
                              shares of Compressent common stock.

                           8. In April 1999, the Company disposed of the balance
                              of its investment in the common stock of Intermedia Communications, Inc.

                           9. In May 1999, the Company reduced its investment in
                              the Series A Retama Development Bonds to
                              $2,000,000 and sold one-half of the Series B bonds (face amount of $42,462,500).

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

                         CALL NOW, INC.AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 30, 1999
                                  (UNAUDITED)



                                     ASSETS
                                     ------



Current Assets:

        Cash and cash equivalents                                     $1,593,928
        Accounts receivable                                               15,000
        Marketable securities at market value                          3,078,076
        Note receivable                                                  750,000
        Other                                                            393,021
                                                                      ----------

                Total Current Assets                                  $5,830,025

Furniture and equipment (less accumulated
        depreciation of $26,884)                                           6,315

Land                                                                   2,369,075

Long term notes and loan receivables                                     911,286

Deferred tax assets                                                      493,984

Other                                                                    245,748
                                                                      ----------

                TOTAL ASSETS                                          $9,856,433
                                                                      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current liabilities:

        Current maturity of mortgage payable                        $    15,473
        Accounts payable                                                152,214
        Accrued expenses                                                665,597
        Accrued expenses-other                                          325,000
                                                                    -----------

                Total Current Liabilities                           $ 1,158,284

Long-term liabilities:

        Mortgage payable, less current maturity                       1,721,314
                                                                    -----------

                Total Liabilities                                   $ 2,879,598
                                                                    -----------


Minority interest in consolidated subsidiary                             10,267
                                                                    -----------

Stockholders' equity:

        Preferred stock, no par, 800,000 shares
          authorized, none outstanding
        Common stock, no par, 50,000,000 shares
          authorized, 8,585,444 shares issued, and
          8,495,444 shares outstanding                                6,205,778
        Retained earnings                                             1,206,629
        Stock subscription notes receivable                            (230,000)
        Accumulated other comprehensive loss                             (9,789)
        Treasury stock, at cost                                        (206,050)
                                                                    -----------
                Total Stockholders' Equity                            6,966,568
                                                                    -----------

                Total Liabilities And
                  Stockholders' Equity                              $ 9,856,433
                                                                    ===========






SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CALL NOW, INC.AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS AND SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)






                                                                   Three Months Ended           Six Months Ended
                                                                        June 30                      June 30
                                                                  1999            1998          1999            1998
                                                               --------------------------------------------------------
Cash flows from operating activities:
Net (loss)                                                     $  (416,668)   $  (211,231)   $  (715,355)   $  (274,005)

Adjustments to reconcile net loss to net cash
        used in operating activities:
        Income tax refund claim                                  1,871,787             --      1,871,787             --
        Issue of common stock for litigation
                settlement                                              --         69,563             --         69,563
        Depreciation and amortization                                2,706            803          3,626          1,606
        Loss on sale of securities                                 150,159             --        150,159             --
        Changes in assets and liabilities:
        (Increase) decrease in assets:
                Accounts receivable                                 15,000        (15,000)        33,999        (15,000)
                Deferred tax asset                                (191,000)      (223,310)      (311,000)      (223,310)
                Other current assets                              (323,930)       195,716       (361,227)        69,300
                Other assets                                       (26,254)       (14,938)       (34,054)       (36,834)
        Increase (decrease) in liabilities:
                Accounts payable                                    94,051        (49,533)       100,865         (6,453)
                Accrued expenses                                  (160,070)       (40,805)      (137,063)        70,729
                Income tax payable                                      --         95,250             --             --
                Minority interest                                     (715)         3,086         (9,365)         5,685
                                                               --------------------------------------------------------

        Net cash provided by (used for) operating activities     1,015,066       (190,399)       592,372       (338,719)
                                                               --------------------------------------------------------

Cash flows from investing activities:
        Proceeds from sale of marketable
                securities                                       4,429,022             --      4,429,022             --
        Proceeds from sale of treasury bills                            --      1,305,055             --      1,305,055
        Purchase of marketable securities                       (2,000,000)       (45,208)    (2,000,000)       (60,000)
        Notes and loans receivable:
                Advances                                                --     (1,300,000)       (15,448)    (1,300,000)
                Collections                                         50,000        250,000         50,000        300,000
        Capital expenditures                                            --         (1,261)            --         (1,261)
                                                               --------------------------------------------------------

Net cash provided by investing activities                        2,479,022        208,586      2,463,574        243,794
                                                               --------------------------------------------------------

Cash flows from financing activities
        Payment on note                                         (2,000,000)            --     (2,000,000)            --
        Payment on long term debt                                       --             --         (7,240)        (6,629)
                                                               --------------------------------------------------------

Net cash (used for) financing activities                        (2,000,000)            --     (2,007,240)        (6,629)
                                                               --------------------------------------------------------

Net increase (decrease) in cash                                  1,494,088         18,187      1,048,706       (101,554)

Cash balance, beginning of period                                   99,840         60,233        545,222        179,974
                                                               --------------------------------------------------------

Cash balance, end of period                                    $ 1,593,928    $    78,420    $ 1,593,928    $    78,420
                                                               ========================================================




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CALL NOW, INC.AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS AND SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)








                                                          Three Months Ended               Six Months Ended
                                                               June 30                         June 30
                                                         1999           1998           1999                  1998
                                                      --------------------------    ---------------------------------
REVENUES:
        Racetrack income                              $ 1,745,136    $ 1,619,517    $ 2,745,914           $ 2,420,642
        Management fees                                    45,000         45,000         90,000                90,000
                                                      ---------------------------------------------------------------

                Total revenue                           1,790,136      1,664,517      2,835,914             2,510,642
                                                      ---------------------------------------------------------------

COSTS AND EXPENSES:
        Racetrack                                       1,745,265      1,619,517      2,803,198             2,420,642
        General and administrative                        462,668        387,337        856,855               749,007
        Interest                                           96,118         49,397        170,224                91,436
        Depreciation and amortization                       1,210            803          2,200                 1,606
                                                      ---------------------------------------------------------------

                Total costs and expenses                2,305,261      2,057,054      3,832,477             3,262,691
                                                      ---------------------------------------------------------------

Operating (loss) before other income and
        expenses,income taxes,and minority interest      (515,125)      (392,537)      (996,563)             (752,049)

Other income and (expense)                                (93,258)        56,833        (39,157)              260,219
                                                      ---------------------------------------------------------------

(Loss) before income taxes and minority interest         (608,383)      (335,704)    (1,035,720)             (491,830)

        Income tax bebefit                                191,000        128,060        311,000               223,310
                                                      ---------------------------------------------------------------

(Loss) before minority interest                           417,383       (207,644)      (724,720)             (268,520)

Minority interest                                             715          3,087          9,365                (5,485)
                                                      ---------------------------------------------------------------

Net (loss)                                               (416,668)      (204,557)      (715,355)             (274,005)
                                                      ===============================================================

(Loss) per share-basic and diluted                         $(0.05)        $(0.02)        $(0.08)               $(0.03)
                                                      ===============================================================












SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CALL NOW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999





OTHER INCOME AND EXPENSES

        Other income and (expense) is composed of the following:

                            Three Months Ended            Six Months Ended
                                 June 30                      June 30
                            1999         1998            1999         1998
                          ----------------------      -----------------------
Interest income           $  56,901     $ 56,333      $ 111,002     $ 259,033
Miscellaneous income             --           --             --         1,186
Sale of securities        $(150,159)          --      $(150,159)           --
                          ----------------------      -----------------------
                          $ (93,258)    $ 56,333      $ (39,157)    $ 260,219
                          ======================      =======================

RECLASSIFICATIONS

         Certain reclassifications have been made to prior year's financial statements in order to conform to the current presentation.

SALE OF SECURITIES

         On May 25, 1999 an agreement was signed between the Company and two trusts known as the Global Trust and the Hemisphere Trust (Trusts) to sell 50% of the Company's investment in the Retama Development Corporation Special Facilities Revenue Bonds.

         The agreement called for the Company to exercise an option to purchase from ITG Fund $6,950,000 in aggregate principal amount of Retama Development Corporation (RDC) Series 1997A bonds for a total exercise price of $4,775,000. The agreement further provided for the Trusts to purchase these bonds from the Company for a total price of $4,862,500 plus accrued interest on the Series A bonds and to deliver to the Company $2,000,000 of these Series A bonds plus the payment of the Compressent debt assumed by the Company, and the Company to deliver to the Trusts $42,462,500 in the Series B bonds of RDC.

         The agreement further provided for the Trusts to assume 50% of the Company's obligation to the RDC for the repairs to the lake (not to exceed a total of $600,000) and to provide 50% of the Chief Executive Officer's compensation of the track operations.

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

                                          CALL NOW, INC.



                                 By:      /s/ William M. Allen
                                          -----------------------------------
                                          William M. Allen
                                          Chairman (Chief Executive Officer)



                                 By:      /s/ James D. Grainger
                                          -----------------------------------
                                          James D. Grainger
                                          Vice President-Finance
September 22, 1999                        Principal Accounting Officer