Form 10QSB
period 1999-09-30
CALL NOW INC
filed 1999-11-12
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended  September 30, 1999


         Commission File No. 0-27160


                                 CALL NOW, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

           Florida                                         65-0337175
---------------------------------              ---------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)



                 10803 Gulfdale, Suite 222, San Antonio, TX 78216
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (210) 349-4141
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,585,444 shares as of November 9, 1999.

Transitional Small Business Format:   No
                                    -----

                         PART I - FINANCIAL INFORMATION

                         CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                                  $ 1,281,598
Accounts Receivable                                                             30,000
Marketable Securities, At Market Value                                       3,067,649
Note Receivable                                                                750,000
Other                                                                          370,337
                                                                           -----------
            Total Current Assets                                           $ 5,499,584

Furniture And Equipment (Less Accumulated
     Depreciation of $27,804)                                                    5,395

Land                                                                         2,369,075

Long-Term Notes and Loan Receivables                                           911,286

Deferred Tax Assets                                                            592,895

Other                                                                          269,507
                                                                           -----------

            Total Assets                                                   $ 9,647,742
                                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                                           $    88,576
Current Portion of Mortgage Payable                                             16,169
Accrued Expenses                                                               705,270
Accrued Expenses - Other                                                       301,654
                                                                           -----------

            Total Current Liabilities                                      $ 1,111,669

NON-CURRENT LIABILITIES
Mortgage Payable, less current maturity                                      1,713,052
                                                                           -----------
            Total Liabilities                                                2,824,721
                                                                           -----------

Commitment and Contingencies                                                         0

Minority Interest in Consolidated Subsidiary                                    12,322
                                                                           -----------

STOCKHOLDERS' EQUITY
Preferred stock, no par, shares authorized 800,000 shares                            0
     none outstanding
Common Stock, no par shares authorized 50,000,000,                           6,205,778
     8,585,444 shares issued and 8,495,444 shares outstanding
Retained Earnings                                                            1,050,575
Less subscriptions notes receivable for 115,000 shares of common stock        (230,000)
Accumlulated other comprehensive loss                                           (9,604)
Treasury stock, at cost                                                       (206,050)
                                                                           -----------
            Total Stockholders' Equity                                       6,810,699
                                                                           -----------
            Total Liabilities and Stockholders' Equity                     $ 9,647,742
                                                                           ===========




                         CALL NOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30
                                   (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                              September 30                     September 30
                                                     ----------------------------      ----------------------------
                                                        1999             1998             1999               1998
                                                     -----------      -----------      -----------      -----------
INCOME
Race Track Operating Income                          $ 1,682,204      $ 1,574,129      $ 4,428,118      $ 3,994,771
Management Fees                                           45,000           45,000          135,000          135,000
Miscellaneous                                                  0               --               --               --
                                                     -----------      -----------      -----------      -----------
            Total Income                               1,727,204        1,619,129        4,563,118        4,129,771
                                                     -----------      -----------      -----------      -----------

COSTS AND EXPENSES
Racetrack                                              1,682,979        1,609,373        4,486,177        4,092,592
General and Administrative                               351,372          388,856        1,205,793        1,075,296
Interest                                                  38,998           91,967          205,793          183,403
Depreciation and Amortization                                990              892            3,190            2,498
                                                     -----------      -----------      -----------      -----------
            Total Cost and Expenses                    2,074,339        2,091,088        5,904,381        5,353,789
                                                     -----------      -----------      -----------      -----------

Income (Loss) from continuing operations before         (347,135)        (471,959)      (1,341,263)      (1,224,018)
    other income and expenses, income taxes, and
    minority interest

            Other Income and Expenses                     92,401       (3,747,504)          53,244       (3,487,275)
                                                     -----------      -----------      -----------      -----------

Income (Loss) before income taxes and                   (254,734)      (4,219,463)      (1,288,019)      (4,711,293)
     minority interest

            Income Tax Benefit (Expenses)                 98,300        1,408,884          409,300        1,632,194
                                                     -----------      -----------      -----------      -----------

Income (Loss) before minority interest                  (156,434)      (2,810,579)        (878,719)      (3,079,099)

            Minority Interest                              2,055          (11,188)           7,310          (16,673)
                                                     -----------      -----------      -----------      -----------

            Net Income (Loss)                        $  (154,379)     $(2,821,767)     $  (871,409)     $(3,095,772)
                                                     ===========      ===========      ===========      ===========

Earnings Per Share - Basic and Diluted:
            Net Income                                     (0.02)           (0.34)           (0.10)           (0.44)




                         CALL NOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (Unaudited)


                                                                   1999            1998
                                                               -----------      -----------
Cash Flows from Operating Activities:
Net (Loss)                                                     $  (871,409)     $(3,095,772)
                                                               -----------      -----------
Adjustments to reconcile net loss to net cash
   used in operating activities:
           Depreciation and Amortization                             4,546            2,498
           Income Tax Refund Claim                               1,871,787               --
           Financing transaction loss                                   --        2,181,250
           Loss on sale of marketable securities                   150,159        1,688,236
           Changes in assets and liabilities:
           (Increase) Decrease in Assets:
              Accounts Receivable                                   18,999          (65,000)
              Deferred Tax Asset                                  (409,300)      (1,632,194)
              Other Current Assets                                (338,543)          53,101
              Other Assets                                         (57,811)         (51,344)
           Increase (Decrease) in Liabilities:
              Accounts Payable                                      37,227            5,520
              Accrued Expenses                                    (120,736)          33,796
              Income Tax Payable                                        --         (854,518)
              Minority Interest                                     (7,310)          16,873
                                                               -----------      -----------

           Total Adjustments                                     1,149,018        1,378,218
                                                               -----------      -----------

Net Cash provided by (used for) Operating Activities               277,609       (1,717,554)
                                                               -----------      -----------

Cash flows from Investing Activities:

           Proceeds from the sale of marketable securities       4,429,021        2,150,000
           Proceeds from the sale of treasury bills                     --        1,305,055
           Capital Expenditures                                         --           (2,347)
           Purchase of marketable securities                    (2,000,000)              --
           Investment in equity security                                --          (60,000)
           Notes and Loans Receivable:
               Advances                                            (15,448)      (1,450,000)
               Collections                                          50,000          600,000
           Proceeds from bond redemption                            10,000
                                                               -----------      -----------

Net Cash provided by Investing Activities                        2,473,573        2,542,708
                                                               -----------      -----------
Cash flows from Financing Activities

           Payment on Note                                      (2,000,000)       2,000,000
           Loan Receivable                                                         (250,000)
           Issue of Stock for Financing Transaction                     --          431,250
           Financing Transaction Loss                                    0       (2,181,250)
           Payment of Long Term Debt                               (14,806)         (13,557)
                                                               -----------      -----------

Net Cash (used for) provided by Financing Activities            (2,014,806)         (13,557)
                                                               -----------      -----------

Net Increase in Cash                                               736,376          811,597

Cash Balance, Begin of period                                      545,222          179,974
                                                               -----------      -----------

Cash Balance, End of period                                    $ 1,281,598      $   991,571
                                                               ===========      ===========



OTHER INCOME AND EXPENSES

         Other income and (expense) is composed of the following:

                                                 Three Months Ended                 Nine Months Ended
                                                     September 30                      September 30
                                            ----------------------------      ----------------------------
                                                1999            1998              1999             1998
                                            -----------      -----------      -----------      -----------
            Interest income                 $    92,401      $    75,805      $   203,403      $   334,838
            Gain (loss) on sale of
              Marketable securities                           (1,688,236)                       (1,688,236)
            Financing Transaction loss                        (2,181,250)                       (2,181,250)
            Miscellaneous income                     --           46,177               --           47,373
            Sale of securities                       --               --         (150,159)              --
                                            -----------      -----------      -----------      -----------
                                            $    92,401      $(3,747,504)     $    53,244      $(3,487,275)
                                            ===========      ===========      ===========      ===========


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

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB, as amended.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998.

         RESULTS OF OPERATIONS:

         a.       REVENUES

                  The Company's revenues for the three months ended September 30, 1999 were $1,727,204 as compared to $1,616,129 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, revenues were $4,563,118 compared to $4,129,771 for the nine months ended September 30, 1998. The increase was due primarily to increased racetrack attendance and the improvement of simulcast betting facilities.

                  Interest income for the three months ended September 30, 1999 was $92,401 as compared to $75,805 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, interest income was $203,403 compared to $334,838 for the nine months ended September 30, 1998. The decrease was due to the redemption of Treasury Bills and reduction of notes receivable.

         b.       EXPENSES

                  (1.) Racetrack expenses for the three months ended September 30, 1999 were $1,682,979 compared to $1,609,373 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, racetrack expenses were $4,486,177 and $4,092,592 for the nine months ended September 30, 1998. The increase was due to increased racetrack activity.

                  (2.)  GENERAL AND ADMINISTRATIVE

                        Expense for the quarter ended September 30, 1999 was $351,372 compared to $388,856 for the September 30, 1998 quarter. For the nine months ended September 30, 1999 general and administrative expenses were $1,205,793 and $1,075,296 for the nine months ended September 30, 1998. The increase is due to the increase in racetrack activity.

                  (3.)  INTEREST

                        Interest expense for the quarter ended September 30, 1999 was $38,998 compared to $91,967 for the September 30, 1998 quarter. For the nine months ended September 30, 1999, interest expense was $209,221 compared to $183,403 for the nine months ended September 30, 1998. The increase was due to increased borrowing in 1999.

                  (4.)  INCOME TAX

                        For the quarter ended September 30, 1999 the Company recorded income tax benefit of $98,300 compared to $1,408,884 for the three months ended September 30, 1998. Income tax benefit for the nine months ended September 30, 1999 was $409,300 compared to $1,632,194 for the nine months ended September 30, 1998. The increase in 1998 was due to the increase in net operating loss and loss on financing transactions.

                 a.     NET LOSS

                        The Company had a net loss of $154,379 for the quarter ended September 30, 1999 compared to a net loss of $2,821,767 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, there was a net loss of $871,409 compared to a net loss of $3,095,772 for the nine months ended September 30, 1998. The decrease in net loss resulted primarily from an increase in racetrack operations and the loss on the sale of RDC Bonds in 1998.

                 b.     EARNINGS PER SHARE

                        For the three months ended September 30, 1999, the Company recorded a net loss of $.02 per share compared to a net loss of $.34 per share for the September 30, 1998 quarter. The net loss per share for the nine months ended September 30, 1999 was $.10 compared to $.44 for the nine months ended September 30, 1998.

                 LIQUIDITY AND CAPITAL RESOURCES:

                        For the nine months ended September 30, 1999, cash provided from operations was $277,609 compared to cash used by operations of $1,717,554. The increase is due primarily to the collection of the Federal income tax refund claim.

                        Cash from investing activities for the nine months ended September 30, 1999, was $2,473,573 compared to $2,542,708 for the nine months ended September 30, 1998. The decrease was due to net proceeds from the sale and purchase of RDC Bonds and a reduction of notes and loans advances and collections.

                        For the nine months ended September 30, 1999, cash used for financing activities was $2,014,806 compared to $13,557 for the nine months ended September 30, 1998. The increase was for the payment of a short-term note.

                        The Company has investments primarily in Retama Development Corporation Bonds. The fair market value of the securities at September 30, 1999 was $3,067,649.

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

                        INVESTMENT COMPANY ISSUE

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





                                         CALL NOW, INC.


                                         By:  /s/ William M. Allen
                                            --------------------------------
                                            William M. Allen
                                            Chairman (Chief Executive Officer)


                                         By:  /s/ James D. Grainger
                                            --------------------------------
                                            James D. Grainger
                                            Vice President-Finance
                                            Principal Accounting Officer


November 11, 1999