Form 10KSB40
period 1999-12-31
CALL NOW INC
filed 2000-05-05
CIK 869484

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                             ---------------------

                                  FORM 10-KSB
                             ---------------------

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                          COMMISSION FILE NO. 0-27160

                                 CALL NOW, INC.
              (Exact name of small business issuer in its charter)

                  NEVADA                                         65-0337175
         (State of Incorporation)                     (IRS Employer Identification No.)

         10803 GULFDALE, SUITE 222                               78216-3634
              SAN ANTONIO, TX                                    (zip code)
 (Address of principal executive offices)

                     Issuer's Telephone No. (210) 349-4141

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

 State issuer's revenues for twelve months ended December 31, 1999: $5,905,224.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at May 31, 2000 was $4,908,692.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,495,444 shares of common stock, as of April 24, 2000.

                      Documents Incorporated by Reference:

                                      NONE

               Transitional Small Business Disclosure Format:  NO

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

HISTORY AND DEVELOPMENTS DURING THE LAST THREE YEARS

     Call Now, Inc. (the "Company") was organized under the laws of the State of Florida on September 24, 1990 under the name Rad San, Inc. It changed its name to Phone One International, Inc. in January 1994 and to Call Now, Inc. in December 1994. We changed our domicile to the state of Nevada in 1999.

     Our primary operations are the management of Retama Park Racetrack in Selma, Texas, through our 80% owned subsidiary. Under the Management Agreement, we are reimbursed for the expenses of operating the track from revenues generated at the track.

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

     On March 26, 1997, the Company participated in the defeasance of the RDC bonds and notes held by it, and received cash in the amount of $3,853,086, $3,640,000 7% Series 1997 A Bonds and $45,200,000, 8% Series 1997 B Bonds as
part of the defeasance. The 1997 bonds were valued by an independent third party at the same value as the carrying value of the 1993 bonds.

     On April 7, 1997, the Company acquired the balance of the RDC bonds in exchange for 760,000 shares of the Company's common stock, 15,000 shares of Compressent Corporation ("Compressent") common stock, and $2,150,000 in cash. The cost of the remaining bonds purchased by the Company, including acquisition costs, was $3,187,728. At December 31, 1997 the Company's total holdings of RDC bonds were: (a) 1997 Series A 7% bonds- $7,000,000 and (b) 1997 Series B 8% bonds- $86,925,000.

     Due to unanticipated difficulty in securing complete financing for the bond transaction and the possibility of losing a three million dollar non-refundable deposit, the Company decided to approach the second bidder for the RDC bonds. As a result, Hall, Soloman and Howe ("HSH") agreed to purchase 50% of the bonds for $3.69 million which resulted in a loss of $1.7 million. This business decision was made in order to complete the acquisition of the bonds, which the Company considered to be a valuable asset and to preserve the three million dollar non-refundable deposit.

     The Company was able to acquire bonds at a cost of $10.34 million which are secured by Retama Racetrack that has been appraised at over twenty-two million dollars by an independent appraisal group.

     As part of the transaction, the Company received notes from HSH in the amount of $1,950,000. Of this amount $1,100,000 was received on a timely manner. The remaining $850,000 was received in a subsequent transaction in which the Company acquired the balance of the defeased bonds. Constant negotiations with HSH during this period assured the Company that the $850,000 would be collected and it was collected in the April 1997 transaction.

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

     In May, 1999, we entered into a settlement agreement under which we agreed to repair the lake. The lake was repaired and the suit was dismissed.

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

                                                              HIGH BID   LOW BID
                                                              --------   -------
March 31, 1998.............................................. $ 1.875    $ 1.3125
June 30, 1998...............................................   4.00       1.625
September 30, 1998..........................................   3.4375     1.375
December 31, 1998...........................................   1.625       .875
March 31, 1999..............................................   2.25        .6875
June 30, 1999...............................................   1.50        .75
September 30, 1999..........................................   1.375       .875
December 31, 1999...........................................   2.625       .875

     The Company paid a dividend of one share of Compressent Corporation common stock for each ten shares of Company common stock to its stockholders of record on March 12, 1996. The Company has not established a policy of payment of regular dividends on its common stock. There are no restrictions on the payment of dividends. As of April 3, 2000 there were approximately 384 registered holders of record of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998

  Results of Operations

     a. Revenues and Other Income

     The Company's income for the year ended December 31, 1999 was $5,905,224 compared to $5,419,238 for the year ended December 31, 1998. The increase in income for the current year is primarily attributable to the operations of Retama Park Racetrack. Interest income for the year ended December 31, 1999 was $303,264 compared to $52,946 for the year ended December 31, 1998. The increase was due primarily to additional investment of cash received from the income tax refund and interest earned on the RDC bonds.

     b. Expenses

  Cost and Other Expenses of Revenues

     Expense for the year ended December 31, 1999 was $7,322,881 compared to $7,472,409 for the year ended December 31, 1998. The net decrease was due primarily to a reduction in general and administrative expense and loss on financing transaction less an increase in racetrack operating expenses.

  Income Tax

     The income tax benefit for 1999 was $447,814 compared to $1,247,637 in 1998. The decrease is due to the reduction of the net operating loss to $1,314,868 from $4,573,979 in 1998.

  Liquidity and Capital Resources:

     During the year ended December 31, 1999, the Company's operating activities used cash of $110,686 compared to $2,242,902 used for the year ended December 31, 1998.

     We have investments in Retama Development Corporation Bonds. The fair market value of the securities at December 31, 1999 was $4,403,403. The Series A bonds will generate $140,000 in interest income.

     We applied for and received a $1,871,787 income tax refund. A federal income tax refund claim of $566,442 is being prepared.

     Barron Chase executed a note payable to the Company in the amount of $750,000 bearing interest at 12% per annum. The note pays the Company $7,500.00 per month which the Company utilizes as working capital. Such arrangement terminates on August 15, 2000.

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

YEAR 2000 COMPUTER PROBLEM

     The Company has addressed the concerns of potential Year 2000 computing problems, both internally and with external parties and believes that significant additional costs will not be incurred because of this circumstance. The Company has performed an evaluation of its computer hardware and software and has determined that recent enhancements and upgrades have brought its systems significantly into compliance with the Year 2000 phenomenon and that existing support agreements are adequate to cope with any remaining issues. Based upon equipment evaluations and analysis by consulting parties, management does not believe that significant operational equipment modifications are necessary. As of the date hereof, the Company has not experienced any Year 2000 related computer problems.

ITEM 7.  FINANCIAL STATEMENTS.

     Index to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

     Consolidated Financial Statements:

          Consolidated Balance Sheet, December 31, 1999

          Consolidated Statements of Operations, years ended December 31, 1999 and 1998

          Consolidated Statements of Changes in Stockholders' Equity, years ended December 31, 1999 and 1998

          Consolidated Statements of Cash Flows, years ended December 31, 1999 and 1998

          Notes to Consolidated Financial Statements

ITEM 8. NONE.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company are as follows:

NAME                                                     AGE           POSITION
----                                                     ---   ------------------------
William M. Allen.......................................  73    Chairman and Director
Robert C. Buffkin......................................  68    President and Director
Bryan P. Brown.........................................  38    Director
James D. Grainger, CPA.................................  68    Vice President -- Finance
Susan Lurvey...........................................  35    Secretary

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

     James D. Grainger was elected Vice President -- Finance in 1998. He has been a certified public accountant since 1964 and maintains an outside accounting practice. He served as Chief Financial Officer from 1996 to 1997.

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

ITEM 10.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                                                                       OTHER ANNUAL
NAME AND PRINCIPAL POSITION                                  YEAR    SALARY    BONUS   COMPENSATION
---------------------------                                  ----   --------   -----   ------------
William M. Allen...........................................  1999   $ 60,000    -0-        -0-
Chairman, Chief                                              1998   $240,000    -0-        -0-
Executive Officer                                            1997   $240,000    -0-        -0-

Bryan P. Brown.............................................  1999   $150,000    -0-        -0-
President of Retama Entertainment                            1998   $150,000    -0-        -0-
                                                             1997   $150,000    -0-        -0-

     There are no long term compensation or other compensation plans.

DIRECTOR COMPENSATION

     Non-officer directors are entitled to a fee of $2,000 for attendance at meetings of the Board of Directors, plus reimbursement for reasonable travel expenses.

STOCK OPTIONS

     In 1997 the Company granted its directors and officers five year stock options as follows:

NAME                                                         NO. OF OPTIONS   EXERCISE PRICE
----                                                         --------------   --------------
William M. Allen...........................................     300,000           $4.00
Bryan P. Brown.............................................     200,000           $2.34
Robert C. Buffkin..........................................      10,000           $2.34

     In 1999 the Company granted its directors, officers and employees five year stock options as follows:

NAME                                                         NO. OF OPTIONS   EXERCISE PRICE
----                                                         --------------   --------------
William M. Allen...........................................     500,000           $1.04
Bryan P. Brown.............................................     300,000            1.04
Robert C. Buffkin..........................................     200,000            1.04
Janet Farmato..............................................      20,000            1.04
William M. Allen...........................................     200,000            1.295
Robert C. Buffkin..........................................     100,000            1.295
Bryan P. Brown.............................................     100,000            1.295

     The following table summarizes all stock option activities during the year ended December 31, 1999:

                                                            STOCK        WEIGHTED AVERAGE
                                                           OPTIONS   EXERCISE PRICE PER SHARE
                                                           -------   ------------------------
Outstanding as of December 31, 1998......................    540,000            $3.27
Granted during year......................................  1,420,000             1.20
Expired or canceled......................................        -0-               --
Exercised................................................        -0-               --
Outstanding at December 31, 1999.........................  1,960,000            $3.26

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of May 3, 2000, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.

                                                                              PERCENT OF
                                                              NUMBER OF      OUTSTANDING
NAME                                                           SHARES        COMMON STOCK
----                                                          ---------      ------------
William M. Allen............................................  4,621,000(1)(2)     48.7%
Robert C. Buffkin...........................................    321,000(2)         3.3
Susan Lurvey................................................     18,000             *
Bryan P. Brown..............................................    645,000(2)        7.1
James D. Grainger, CPA......................................     40,500             *
Officers and Directors as a group (5 Persons)...............  5,645,500(1)(2)    54.3%

---------------

(1) Includes 1,068,000 shares owned by William M. Allen's wife as to which he disclaims any beneficial interest.

(2) Includes stock options held as follows: William M. Allen -- 1,000,000 shares, Bryan P. Brown -- 600,000 shares, Robert C. Buffkin -- 310,000 shares.

  * Less than 2%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Consulting fees aggregating approximately $46,000 were paid to certain shareholder and director of the Company in 1999 and 1998, respectively.

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

EXHIBIT        INCORPORATED BY
  NO.          REFERENCE NOTE     DESCRIPTION
-------        ---------------    -----------
3(c)      --          F           By-Laws of the Registrant
8.7       --          L           Agreement with Barron Chase Securities, Inc.
8.8       --          M           Agreement with Howe, Solomon & Hall Financial, Inc. dated
                                  10/17/96 covering purchase of Retama Development Corp. bonds
8.9       --          N           Agreement with Retama Park Association, Inc., Retama
                                  Partners, Ltd. and Retama Park Management Co. L.C. relating to purchase of certain Retama Development Corp. notes.
8.10      --          O           Agreement to purchase certain real estate in Texas.
8.11      --          P           Agreement to sell assets of ARN Communication Corp.
8.12      --          Q           Management Agreement for Retama Park Racetrack.
8.13      --          R           Agreement with Global Trust and Hemisphere Trust dated
                                  May 27, 1999.
8.14      --          S           Agreement for construction services between Retama
                                  Development Corporation and William M. Allen.

Incorporation by Reference Notes:

 NOTE          INCORPORATION BY REFERENCE
 ----          --------------------------
   L   --    Incorporated by reference to Exhibit 8.9 of Form 10-KSB for year ended
             December 31, 1996
   M   --    Incorporated by reference to Exhibit A of Form 8-K filed November 21, 1996
   N   --    Incorporated by reference to Exhibit B of Form 8-K filed November 21, 1996
   O   --    Incorporated by reference to Exhibit C of Form 8-K filed November 21, 1996
   P   --    Incorporated by reference to Exhibit D of Form 8-K filed November 21, 1996
   Q   --    Incorporated by reference to Exhibit 8.12 of Form 10-KSB for year ended
             December 31, 1997.

The following exhibits are filed herewith:

3(a)      --    Articles of Incorporation of Registrant as filed with the Secretary of State of Nevada on September 3, 1999.
3(b)      --    Plan of Merger of Call Now, Inc. (Florida) into Call Now, Inc. (Nevada).
27.       --    Financial Data Schedule (for SEC use only).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CALL NOW, INC.

                                          By:       /s/ ROBERT BUFFKIN
                                            ------------------------------------
                                                       Robert Buffkin
                                                         President

May 3, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of July 14, 1999.

              /s/ WILLIAM M. ALLEN                     Chairman and Director             May 3, 2000
-----------------------------------------------------    (Principal Executive Officer)
                  William M. Allen

              /s/ ROBERT C. BUFFKIN                    President and Director            May 3, 2000
-----------------------------------------------------
                  Robert C. Buffkin

             /s/  BRYAN P. BROWN                       Director                          May 3, 2000
-----------------------------------------------------
                   Bryan P. Brown

           /s/ JAMES D. GRAINGER, CPA                  Vice President -- Finance         May 3, 2000
-----------------------------------------------------    (Principal Accounting Officer)
                  James D. Grainger

CLYDE BAILEY P.C.
------------------------------------------------------------------------------


                                                     CERTIFIED PUBLIC ACCOUNTANT
                                                        10924 VANCE JACKSON #404
                                                        SAN ANTONIO, TEXAS 78230
                                                            (210) 699-1287(OFC.)
                                          (888) 699-1287 -- (210) 691-2911 (fax)
                                                                         Member:
                                                     American Institute of CPA's
                                                          Texas Society of CPA's

To the Board of Directors and Shareholders
Call Now Inc.



                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

We have audited the accompanying consolidated balance sheet of Call Now Inc. and subsidiaries (Company) as of December 31 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. On May 25, 1999 an agreement was signed between the Company and two trusts known as the Global Trust and the Hemisphere Trust to sell 50% of the Company's investment in the Retama Development Corporation Special Facilities Revenue Bonds. This event is further explained in Note 18 in the notes to financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                 /s/ Clyde Bailey
                           ----------------------------
                                  Clyde Bailey
                           Certified Public Accountant


March 27, 2000

                         CALL NOW, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                             As of December 31, 1999





                            ASSETS

Current Assets
Cash And Cash Equivalents                               $   963,895
Accounts Receivable                                          45,000
Accounts Receivable - Other                                 371,425
Marketable Securities, At Market Value                    4,403,403
Income Tax Refund Claim                                     566,442
Note Receivable                                             750,000
Other                                                        98,180
                                                        -----------

        Total Current Assets                            $ 7,198,345

Furniture And Equipment
        (Less Accumulated Depreciation of $26,938)            6,261

Land                                                      2,369,075

Long-Term Notes and Loan Receivables                        841,286

Deferred Tax Assets                                          65,009

Other                                                       223,799
                                                        -----------
        Total Assets                                    $10,703,775
                                                        ===========



           See accompanying summary of accounting policies and notes
                      to consolidated financial statements.

                         CALL NOW, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                             As of December 31, 1999


              LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
Accounts Payable                                        $     34,716
Deferred Tax Payable - Bonds                                 493,873
Current Portion of Mortgage Payable                           16,169
Accrued Expenses                                             599,817
Accrued Expenses - Other                                     169,740
                                                        ------------
        Total Current Liabilities                       $  1,314,315

Non-Current Liabilities
Mortgage Payable, less current maturity                    1,713,052
                                                        ------------
        Total Liabilities                                  3,027,367
                                                        ------------

Commitment and Contingencies                                      --

Minority Interest in Consolidated Subsidiary                  16,770
                                                        ------------

Stockholders' Equity
Preferred stock, no par shares                                    --
        authorized 800,000 shares
        none outstanding
Common Stock, no par shares                                6,205,778
        authorized 50,000,000,
        8,585,444 shares issued
        and 8,495,444 shares outstanding
Retained Earnings                                          1,057,592
Less subscription notes receivable                          (230,000)
        for 115,000 shares of common stock
Accumlulated other comprehensive income                      832,318
Treasury stock, at cost                                     (206,050)
                                                        ------------

        Total Stockholders' Equity                         7,659,638
                                                        ------------
        Total Liabilities and Stockholders' Equity      $ 10,703,775
                                                        ============



           See accompanying summary of accounting policies and notes
                      to consolidated financial statements.

                         Call Now, Inc. And Subsidiaries
                      Consolidated Statements of Operations


                                                         Years Ended December 31
                                                      -----------------------------
                                                         1999               1998
                                                      -----------       -----------
Income
Race Track Operating Income                           $ 5,725,224       $ 5,039,712
Management Fees                                           180,000           180,000
Concert Fees                                                   --           198,340
Miscellaneous                                                  --             1,186
                                                      -----------       -----------

             Total Income                               5,905,224         5,419,238
                                                      -----------       -----------

Costs  and Expenses
Salaries and Wages                                      5,167,529         4,558,177
Payroll Taxes and Benefits                              1,021,267           837,280
Legal & Professional                                      340,448           401,815
Consulting Fees                                           106,456            96,450
Litigation Settlement                                           0            94,563
General and Administrative                                415,710           919,617
Concert Costs                                                  --           151,515
Interest                                                  267,291           409,247
Depreciation and Amortization                               4,180             3,745
                                                      -----------       -----------

             Total Cost and Expenses                    7,322,881         7,472,409
                                                      -----------       -----------

(Loss) from continuing operations before               (1,417,657)       (2,053,171)
    other income and expenses, income taxes, and
    minority interest

             Other Income and Expenses                    102,789        (2,520,808)
                                                      -----------       -----------

(Loss) before income taxes and                         (1,314,868)       (4,573,979)
     minority interest

             Income Tax Benefit                           447,814         1,247,637
                                                      -----------       -----------

(Loss) before minority interest                          (867,054)       (3,326,342)

             Minority Interest                              2,662           (19,432)
                                                      -----------       -----------


             Net (Loss)                               $  (864,392)      $(3,345,774)
                                                      ===========       ===========

Earnings Per Share - Basic and Diluted:
             Net (Loss)                                     (0.10)            (0.39)




           See accompanying summary of accounting policies and notes
                      to consolidated financial statements.

                         Call Now, Inc. And Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                     Years Ended December 31, 1999 and 1998


                                                                   Common Stock                         Treasury Stock
                                                         ------------------------------      ------------------------------
                                                             Shares            Amount            Shares           Amount
                                                         ------------      ------------      ------------      ------------

Balance December 31, 1997                                   8,408,944         5,704,965            90,000          (206,050)


Comprehensive (Loss):
        Net (Loss)
        Unrealized (Loss) on securities
           Less: Reclassification adjustment for
                    loss included in net loss

        Total Comprehensive (Loss)


Issue of common stock in connection
   with financing transaction                                 150,000           431,250


Litigation settlement                                          26,500            69,563
                                                         ------------      ------------      ------------      ------------

Balance, December 31, 1998                                  8,585,444      $  6,205,778            90,000      $   (206,050)

Comprehensive (Loss):
        Net (Loss)
        Unrealized Gain on securities


        Total Comprehensive Income



                                                         ------------      ------------      ------------      ------------

Balance, December 31, 1999                                  8,585,444      $  6,205,778            90,000      $   (206,050)
                                                         ============      ============      ============      ============







                                                                        Subscription                                Accumulated
                                                                      Notes Receivable            Unrealized           Other
                                                            ------------------------------         Holding          Comprehensive
                                                                Shares             Amount         Gain(Loss)         Income (Loss)
                                                            ------------      ------------       ------------       ------------

Balance December 31, 1997                                        115,000          (230,000)                --            268,560


Comprehensive (Loss):
        Net (Loss)
        Unrealized (Loss) on securities                                                                                 (875,701)
           Less: Reclassification adjustment for
                    loss included in net loss                                                                            600,000
                                                                                                                    ------------
        Total Comprehensive (Loss)


Issue of common stock in connection
   with financing transaction


Litigation settlement

                                                            ------------      ------------       ------------
Balance, December 31, 1998                                       115,000      $   (230,000)                --       $     (7,141)

Comprehensive (Loss):
        Net (Loss)
        Unrealized Gain on securities                                                                                    839,459


        Total Comprehensive Income



                                                            ------------      ------------       ------------       ------------

Balance, December 31, 1999                                       115,000      $   (230,000)                --            832,318
                                                            ============      ============       ============       ============





































                                                               Retained
                                                               Earnings           Total
                                                            ------------      ------------

Balance December 31, 1997                                      5,267,758        10,805,233
                                                                              ------------

Comprehensive (Loss):
        Net (Loss)                                            (3,345,774)       (3,345,774)
        Unrealized (Loss) on securities
           Less: Reclassification adjustment for
                    loss included in net loss                                     (275,701)
                                                                               ------------
        Total Comprehensive (Loss)                                              (3,621,475)
                                                                              ------------

Issue of common stock in connection
   with financing transaction                                                      431,250
                                                                              ------------

Litigation settlement                                                               69,563
                                                            ------------      ------------

Balance, December 31, 1998                                  $  1,921,984      $  7,684,571
                                                                              ------------
Comprehensive (Loss):
        Net (Loss)                                              (864,392)         (864,392)
        Unrealized Gain on securities                                              839,459
                                                                              ------------

        Total Comprehensive Income                                                 (24,933)
                                                                              ------------


                                                            ------------      ------------

Balance, December 31, 1999                                     1,057,592         7,659,638
                                                            ============      ============





           See accompanying summary of accounting policies and notes
                      to consolidated financial statements.

                         Call Now, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1998 and 1997

                                                                        Years Ended December 31
                                                                     ------------------------------
                                                                         1999             1998
                                                                     ------------      ------------
Cash Flows from Operating Activities:
Net (Loss)                                                           $  (864,392)      $(3,345,774)
                                                                     -----------       -----------

Adjustments to reconcile net loss to net cash
             used in operating activities:

             Depreciation and Amortization                                 4,180             3,745
             Income Tax Refund Claim                                   1,305,345        (1,871,787)
             Issuance of common stock for litigation settlement               --            69,563
             Gain on Bond Defeasance                                          --        (2,150,000)
             Financing transaction loss                                       --         2,431,250
             Loss on sale of marketable securities                       150,159         2,305,740
             Changes in assets and liabilities:
             (Increase) Decrease in Assets:
                Accounts Receivable                                        3,999           (48,999)
                Accounts Receivable - Other                             (371,425)
                Deferred Tax Asset                                       117,099           624,194
                Other Current Assets                                     (66,386)           19,965
                Other Assets                                             (11,605)          (96,599)
             Increase (Decrease) in Liabilities:
                Accounts Payable                                         (16,632)           (2,228)
                Accrued Expenses                                        (202,843)          474,240
                Accrued Expenses-Other                                  (155,523)          325,000
                Income Tax Payable                                            --        (1,000,844)
                Minority Interest                                         (2,662)           19,632
                                                                     -----------       -----------

             Total Adjustments                                           753,706         1,102,872
                                                                     -----------       -----------

Net Cash (used for) Operating Activities                                (110,686)       (2,242,902)
                                                                     -----------       -----------

                         Call Now, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                      Years Ended December 31
                                                                  -----------------------------
                                                                       1999              1998
                                                                  -----------       -----------
Cash Flows from Investing Activities:
             Proceeds from the sale of marketable securities        4,429,021         2,168,999
             Proceeds from the sale of treasury bills                      --         1,305,055
             Capital Expenditures                                          --            (2,347)
             Purchase of marketable securities                     (2,000,000)
             Notes and Loans Receivable:
                 Advances                                             (14,856)       (1,450,000)
                 Collections                                          120,000                --
             Proceeds from bond redemption                             10,000           600,000
                                                                  -----------       -----------

Net Cash provided by Investing Activities                           2,544,165         2,621,707
                                                                  -----------       -----------

Cash Flows from Financing Activities

             Payment of Short-term debt                            (2,000,000)        2,000,000
             Issue of Stock for Financing Transaction                      --           431,250
             Financing Transaction Loss                                     0        (2,431,250)
             Payment of Long Term Debt                                (14,806)          (13,557)
                                                                  -----------       -----------

Net Cash (used for) Financing Activities                           (2,014,806)          (13,557)
                                                                  -----------       -----------

Net Increase in Cash                                                  418,673           365,248

Cash Balance, Beginning of Year                                       545,222           179,974
                                                                  -----------       -----------

Cash Balance, End of Year                                         $   963,895       $   545,222
                                                                  ===========       ===========


                                 Call Now, Inc.
                                And Subsidiaries
                          Notes to Financial Statements


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS

After exiting the long distance telephone business in 1996, the Company has redeployed its assets primarily in acquiring $93,925,000 face amount bonds and notes collateralized by a lien on the Retama Park Horse Racing Facility ("Facility") in Selma, Texas, and into real estate by the acquisition of 118 acres of land in Williamson County, Texas which it may develop. In addition, the Company entered into a contract to manage the Facility commencing January 1998.

In 1999, the Company and it's shareholders approved articles of merger with a Nevada corporation by the same name to effectively change the Company's domicile from Florida to Nevada.

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

MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At December 31, 1999, the Company classified its investment portfolio as available for sale and held to maturity. Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity.

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

                                 Call Now, Inc.
                                And Subsidiaries
                          Notes to Financial Statements

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUATION)

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

UNINSURED CASH BALANCES

The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, balances may exceed this amount. At December 31, 1999, uninsured balances aggregated $753,310.

CONCENTRATION OF CREDIT RISK / ECONOMIC DEPENDENCY

The Company's current business involves two ventures, which are interest rate sensitive. First is ownership of tax-exempt bonds partially collateralized by a first mortgage on the Retama Park Horse Racing Facility near San Antonio, Texas. The second is ownership of development property in Williamson County, Texas (near Austin, Texas). Both ventures are dependent on continued low interest rates and economic prosperity in the Austin and San Antonio metropolitan areas.

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

                                 Call Now, Inc.
                                And Subsidiaries
                          Notes to Financial Statements

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUATION)

YEAR 2000 CONCERNS

The Company has addressed the concerns of potential year 2000 computing problems, both internally and with external parties and believes that significant additional costs will not be incurred because of this circumstance. The Company has performed an evaluation of its computer hardware and software and has determined that recent enhancements and upgrades have brought it's systems significantly into compliance with the year 2000 phenomenon and that existing support agreements are adequate to cope with any remaining issues. Based upon equipment evaluations and analysis by consulting parties, management does not believe that significant operational equipment modifications are necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 1999.

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

                                 Call Now, Inc.
                                And Subsidiaries
                          Notes to Financial Statements


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUATION)

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

RECLASSIFICATION

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current presentation.


NOTE 2- MARKETABLE SECURITIES

The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values at December 31, 1999 are as follows:


                                                    GROSS          GROSS
                                                  UNREALIZED     UNREALIZED    MARKET
                                        COST         GAINS         LOSSES       VALUE
                                        ----      ----------    -----------     -----
         Available for sale:
         Municipal bonds and notes
          Corporate                  $3,067,464   $1,335,866   $       --   $4,403,330
          Securities                     15,595           --       15,522           73
                                     ----------   ----------   ----------   ----------
                                     $3,083,059   $1,335,866   $   15,522   $4,403,403



Unrealized gains on securities available for sale at December 31, 1999 are shown net of income taxes as a component of stockholders' equity.

                                 Call Now, Inc.
                                And Subsidiaries
                          Notes to Financial Statements


NOTE 3 - INCOME TAX REFUND CLAIM

For federal income tax purposes the Company had an operating loss of $ 3,537,625 and a capital loss carry-back in the amount of $ 1,967,504 in 1998. As a result, the Company filed a Federal income tax refund claim in the amount of $ 1,871,787. The claim was received in June 1999. The Company is in the process of filing a claim for refund to carry back the net operating loss from 1999 and 1998.

NOTE 4 - INVESTMENT IN BONDS
         AND BOND DEFEASANCE TRANSACTION

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

Simultaneously, the company sold 50% of the bonds and notes to a broker/dealer for an initial payment of $1,704,000 and future payments of $1,950.000 to be paid prior to December 16, 1996.

On March 26, 1997, the Company participated in the defeasance of the RDC bonds and notes held by it, and received cash in the amount of $3,853,086, $3,640,000 7% Series 1997 A Bonds and $45,200,000, 8% Series 1997 B Bonds as part of the defeasance. The 1997 bonds were valued by an independent third party at the same value as the carrying value of the 1993 bonds.

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

Due to unanticipated difficulty in securing complete financing for the bond transaction and the possibility of losing a three million non-refundable deposit, the Company decided to approach the second bidder for the RDC bonds. As a result, Hall, Soloman, and Howe ("HSH") agreed to purchase 50% of the bonds for $3.69 million which resulted in a loss of $1.7 million. This business decision was made in order to complete the acquisition of the bonds, which the Company considered to be a valuable asset and to preserve the three million non-refundable deposit.

The Company was able to acquire bonds at a cost of $10.34 million which are secured by Retama Racetrack that has been appraised at over twenty-two million dollars by an independent appraisal group.

                                 Call Now, Inc.
                                And Subsidiaries
                          Notes to Financial Statements

NOTE 4 - INVESTMENT IN BONDS
         AND BOND DEFEASANCE TRANSACTION  (CONTINUATION)

As part of the transaction, the Company received notes from HSH in the amount of $1,950,000. Of this amount $1,100,000 was received on a timely manner. The remaining $850,000 was received in a subsequent transaction in which the Company acquired the balance of the defeased bonds. Constant negotiations with HSH during this period assured the Company that the $850,000 would be collected and it was collected in the April 1997 transaction.

Under the terms of the bond defeasance, after giving effect to the purchase of the additional bonds referred to in the preceding paragraph, the Company had a gain of $3,853,086. However, the company was obligated to lend to RDC, to fund any operating deficit (as defined) of RDC, up to $2,150,000 for a two-year period expiring March 1999, of which $853,000 had been advanced and $120,000 was repaid at December 31, 1999.

As a result of the foregoing obligation, the Company reduced the gain on the bond defeasance by $2,150,000 in 1997, which was reflected in the balance sheet as deferred gain from bond defeasance. In this connection, a deferred tax asset of $801,950 in 1997 has been recorded. At December 31, 1999, the Company has loaned a total of $ 853,000 to RDC of which $120,000 was repaid in 1999. The funding agreement expired in March 1999 and no further loans have been made. As a result, the Company reversed the deferral of $2,150,000 to income and recorded an accompanying income tax benefit of $ 801,950 in 1998.

NOTE 5 - NOTES AND LOANS RECEIVABLE

Notes and loans receivable at December 31, 1999 comprise the following:

      On August 15, 1998, the Company executed a note with a broker-dealer in the amount of $750,000. The note bears an interest rate of 12% per annum, payable monthly and matures August 15, 2000. The note is an approved transaction through the National Association of Securities Dealers. The Company has advised the broker-dealer that it will not renew this agreement.

NOTE 6 - LAND

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

The following is a summary of annual principal payments due under this note:

                           YEAR                                     AMOUNT
                           ----                                     ------
                           2000                               $     16,169
                           2001                                     17,657
                           2002                                     19,282
                           2003                                  1,676,112
                                                              ------------
                                                              $  1,729,220
                                                              ============

                                 Call Now, Inc.
                                And Subsidiaries
                          Notes to Financial Statements


NOTE 7 - STOCKHOLDERS' EQUITY

The Company has authorized 800,000 shares of no par value preferred stock. Of the 800,000 shares, 300,000 are designated Class A convertible redeemable preferred stock (Class A), 7,500 are designated Class B convertible redeemable preferred stock (Class B), and 300,000 are designated as Class C convertible redeemable preferred stock (Class C).

The Class A preferred stock is non-voting, redeemable at the option of the Company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder. The Class A preferred stockholders are entitled to receive an annual dividend of $.30 per share. Of the 300,000 designated shares, none were outstanding at December 31, 1999.

The Class B preferred is non-voting stock redeemable at the option of the Company at a price of $100 per share plus accrued but unpaid dividends, and is convertible into 100 shares of common stock at the option of the holder. The Class B preferred stockholders are entitled to receive an annual dividend of $6.00 per share. Of the 7,500 designated shares, none were outstanding at December 31, 1999.

The Class C preferred stock is non-voting, redeemable at the option of the Company at a price of $3.00 per share plus one share of common stock and convertible into one share at the option of the holder. Of the 300,000 designated shares, none were outstanding at December 31,1999.

In a prior year, the Company entered into "Consultant's Stock Purchase and Sale Agreements" (stock subscription notes receivable) with several individuals. In exchange for providing certain advisory and/or consulting services, the individuals were entitled to purchase 710,000 shares of the Company's common stock at $.80 per share. The purchase price was payable in five years, with interest at prime plus 1% per annum. All of any compensation due by any of the individuals was credited to the purchase price of the stock.

During 1997, the Company authorized three of its officers and employees to exercise options aggregating 115,000 in exchange for notes totaling $230,000. At December 31,1999, accrued interest receivable on the subscription notes receivable amounted to $45,584.

NOTE 8 - STOCK BASED COMPENSATION

At December 31, 1999, the Company has non-plan options, which are described below. The Company applies APB Opinion 25; Accounting for stock issued to employees, and related interpretations in accounting for the options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                                 Call Now, Inc.
                                And Subsidiaries
                          Notes to Financial Statements

NOTE 8 - STOCK BASED COMPENSATION (CONTINUATION)

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

In March of 1999 the Company granted options to its directors to purchase 400,000 shares at the average bid/ask price plus 10%. The options will expire in five years.

In December of 1999 the Company granted options to its directors and certain employees to purchase 1,020,000 shares at an option price of $1.04 per share. The options will expire in five years.

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income per share as if compensation cost for the Company's options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998: no dividend yield percent; expected volatility of 46.5 and 0.1 percent; risk-free interest rates of 6.8% and 6.0%, and with expected lives of 3.3 years and 4.3 years for the non-plan options.

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amount indicated below:


                                                 1999               1998
                                                 ----               ----
         Net Income
              As reported               $ ( 864,392)            $(3,345,774)
              Pro forma                 $(1,840,088)            $(3,639,142)

         Earnings per share
              As reported                      (.10)                   (.39)
              Pro forma                        (.21)                   (.42)

                                 Call Now, Inc.
                                And Subsidiaries
                          Notes to Financial Statements

NOTE 8 - STOCK BASED COMPENSATION (CONTINUATION)

A summary of the status of the Company's non-plan options as of December 31, 1999 and 1998, and changes during the years ended on those dates is presented below:


                                             DECEMBER 31, 1999                        DECEMBER 31, 1998
                                    -------------------------------------      -----------------------------------
                                                         WEIGHTED AVERAGE                        WEIGHTED AVERAGE
                                       SHARES             EXERCISE PRICE         SHARES           EXERCISE PRICE
                                    -----------        ------------------      ---------        ------------------
Outstanding at
   Beginning of year                    540,000            $   3.27           530,000            $   3.27
Granted                               1,420,000                1.20            10,000            $   3.00
Exercised                                    --               --                   --               --
Forfeited                                    --               --                   --               --

Outstanding at
   the end of year                    1,960,000            $   2.26           540,000            $   3.26

Options exercisable
   at year end                        1,960,000            $   2.26           540,000            $   3.26

Weighted average
   fair value of options
   granted during the year                   --               --                   --                 .80




The following table summarizes information about non-plan options outstanding at December 31, 1999:


                          OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
           ------------------------------------------------------        --------------------------------------------------
            RANGE OF             NUMBER OF          WEIGHTED             RANGE OF       NUMBER OF               WEIGHTED
            EXERCISE           OUTSTANDING AT       REMAINING            EXERCISE     OUTSTANDING AT            REMAINING
             PRICES               12/31/99       CONTRACTUAL LIFE         PRICES        12/31/99            CONTACTUAL LIFE
             ------               --------       ----------------         ------        --------            ---------------
             $ 1,25                400,000            4.3 Years           $ 1.25         400,000              4.3 Years
             $ 1.04              1,020,000            4.9 Years           $ 1.04       1,020,000              4.9 Years
             $ 2.34                230,000            2.3 Years           $ 2.34         230,000              2.3 Years
             $ 4.00                300,000            2.3 Years           $ 4.00         300,000              2.3 Years
             $ 3.00                 10,000            4   Years           $ 3.00          10,000              4   Years

                                 Call Now, Inc.
                                And Subsidiaries
                          Notes to Financial Statements

NOTE 9 - INCOME TAXES

The components of the provision for income tax benefits are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                              1999                       1998
                                              ----                       ----

              Current:
                  Federal                 $ (447,814)             $ (1,247,637)
                  State                          -0-                       -0-
                                    ----------------           ----------------
                                          $(447,814)              $ (1,247,637)
                                    ----------------           ----------------


Such income tax benefits are included in the accompanying consolidated financial statements as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                    1999           1998
                                                   ------         --------

         Income from operations               $  (447,814)      $(1,247,637)
         Extraordinary Items                          -0-               -0-
                                            -------------    --------------
                                              $  (447,814)      $(1,247,637)
                                            -------------    --------------


The above provision has been calculated based on Federal statutory rates.


NOTE 10 - RELATED PARTY TRANSACTIONS

Consulting fees aggregating approximately $46,000 were incurred to a certain shareholder and director of the Company in 1999 and 1998.

The Company leased office space from its chief executive officer and majority shareholder on a month-to-month basis. The Company incurred rental expenses of $17,500 until July 15, 1998.

At December 31, 1999, outstanding notes receivables from the Company's stockholders and officers amounted to $108,286 with accrued interest in the amount of $ 8,468.

In December of 1999, the Board of Directors approved a resolution to settle the Company's President's salary of $240,000 per year by agreeing to pay the salary for 1998 in February 2000, settle the 1999 salary for an investment valued at $60,000 (as Consultant's Fees), and to pay $1 for his salary in 2000.

                                 Call Now, Inc.
                                And Subsidiaries
                          Notes to Financial Statements


NOTE 11 - MANAGEMENT AGREEMENT

On October 27, 1997 the RDC'S Board Of Directors approved a management contract granting Retama Entertainment Group, Inc., an 80% owned subsidiary of the Company, the right to manage the operations of the Facility commencing on January 1, 1998. The five-year agreement provides Retama Entertainment Group, Inc., with a monthly management fee of $15,000 plus a variable fee equal to 25% of profits in excess of $1,000,000 annually. Operations of this subsidiary began January 1, 1998.


NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                    1999              1998
                                                    ----              -----

         Cash paid for interest               $   433,530       $   216,244
         Cash paid for income taxes                   -0-         1,027,663


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


NOTE 13 - LITIGATION SETTLEMENT

In 1994, a former director, filed a lawsuit in Florida against the Company seeking damages of approximately $500,000 for breach of an oral employment agreement. On May 14, 1998, this litigation was settled. In this connection, the Company paid $50,000 and issued 26,500 of the Company's common stock to the former director in 1998.

                                 Call Now, Inc.
                                And Subsidiaries
                          Notes to Financial Statements
NOTE 14 - CONTINGENCIES

During 1996, the Securities and Exchange Commission advised the Company that it may be an investment company as defined by the Investment Company Act of 1940. In the event the Company is deemed to be an investment company, the Company may become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of it's investments and the issuance of securities. In addition, the Investment Companies Act imposes certain requirements on companies deemed to be within it's regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain reporting, record keeping, voting, proxy, disclosure, and other rules and regulations. In the event of characterization of the Company as an investment company, the failure of the Company to satisfy regulatory requirements, whether on a timely basis or at all, could, under certain circumstances have materially adverse effect on the Company.

In 1999, the Securities and Exchange Commission has been reviewing the 1997 and 1998 filings concerning the transaction of the 1997 bond defeasance and the recognition of the $3,853,086 gain on the transaction. Although the Company and its auditors believe that the accounting for the transaction was and is correct, the Commission maintains that rather than a gain recognized, as reported by the predecessor auditors, there should have been a reduction in cost basis. If this adjustment is made then the 1997 and 1998 filings would have to be restated and a "net" change of retained earnings of ($1,857,432) for 1997 and 1998 would be recorded after allowing for the sale and exchanges of the bonds in 1998 and 1999. After adjusting the remaining RDC bonds to market value there would be a negative effect on Stockholder's Equity in the amount of $1,009,592.

NOTE 15 - NOTE PAYABLE AND FINANCING TRANSACTION

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

Compressent subsequently borrowed, from a third party, $2,000,000, pledging the 3,500,000 RDC Series A bonds as collateral. In connection with a rescission of the purchase of Compressent convertible preferred stock, the Company received the $3,500,000 Series A RDC bonds, assumed the $2,000,000 loan, and was to receive 2,000,000 unregistered shares of Compressent common stock. This was subsequently reduced to 500,000 Compressent common stock shares and a 10% interest in the business venture between Compressent and a third party. In addition, the Company agreed to issue 150,000 shares of its common stock. The 500,000 Compressent shares have not been received and were deemed worthless at December 31, 1998. The Company recorded a loss of $2,431,250 on the financing transaction in 1998.

                                 Call Now, Inc.
                                And Subsidiaries
                          Notes to Financial Statements


NOTE 16 - EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS) computation:

                                            1999                                      1998
                    -------------------------------------------     ------------------------------------------------
EARNINGS PER C       (LOSS)              SHARES       PER SHARE          (LOSS)           SHARES           PER SHARE
COMMON SHARE        (NUMERATOR)       (DENOMINATOR)     AMOUNT        (NUMERATOR)      (DENOMINATOR)         AMOUNT
------------        -----------       -------------     ------       ------------      -------------         ------
Net Income          $(864,392)        8,495,444        $(.10)        $(3,345,774)       8,404,804           $(.39)

Effect of Dilative Securities:
Stock Options
-------------------------------------------------------------------------------------------------------------------

Income from
continuing
operations available
to common
shareholders plus
assumed
conversions         $(864,392)        8,495,444        $(.10)        $(3,345,774)       8,404,804           $(.39)





Options to purchase 1,960,000 shares and 540,000 were outstanding at December 31, 1999 and 1998 respectively were not included in the computation of diluted EPS as they would be anti-dilutive.


NOTE 17 - OTHER INCOME AND EXPENSE ITEMS

The following items are shown on the consolidated statement of operations as other income and expense items and are disclosed elsewhere in these notes:

                                                                  1999                       1998
                                                                  ----                       ----

         Loss on Sale of Bonds                             $       -0-              $ (1,967,504)
         Gain on Bond Defeasance                                   -0-                 2,150,000
         Gain on Disposal of Marketable Securities                 -0-                       -0-
         Loss on Compressent Transaction                           -0-                (2,431,250)
         Interest Income                                       303,264                    52,946
         Gain (Loss) on Sale of Assets                        (191,202)                      -0-
         Accrued Expense - Other                                (9,273)                 (325,000)
                                                      -----------------            --------------
                  Total                                    $  ,102,789              $   2,520,808
                                                       ================            ==============

                                 Call Now, Inc.
                                And Subsidiaries
                          Notes to Financial Statements

NOTE 18 - OTHER EVENTS

On May 25, 1999 an agreement was signed between the Company and two trusts known as the Global Trust and the Hemisphere Trust (Trusts) to sell 50% of the Company's investment in the Retama Development Corporation Special Facilities Revenue Bonds.

The agreement calls for the Company to exercise an option to purchase from ITG Fund $6,950,000 in aggregate principal amount of Retama Development Corporation
(RDC) Series 1997A bonds for a total exercise price of $4,775,000. The agreement further provides for the Trusts to purchase these bonds from the Company for a total price of $ 4,862,500 plus accrued interest on the Series A bonds and to deliver to the Company $2,000,000 of the Series A bonds plus the payment of the Compressent debt assumed by the Company, and the Company will deliver to the Trusts $43,462,500 in the Series B bonds of RDC.

The agreement further provides for the Trusts to assume 50% of the Company's obligation to the RDC for the repairs to the lake (not to exceed a total of $600,000) in the aforementioned lawsuit, and to provide 50% of the Chief Executive Officer`s compensation of the track operations.

NOTE 19 - SUBSEQUENT EVENTS

The Company and its CEO (William M Allen) were sued by RDC, the issuer of the bonds held by the Company, in connection with the repair of the lake at Retama Park Race Track. The action seeks $600,000 in damages plus exemplary damages. The Company had indemnified the contractor regarding matters related to the race track. The Company has entered into a construction services contract with the RDC to dismiss the lawsuit against the Company and Mr. Allen, and an assignment by the RDC of its claims and causes of action against the contractor and related parties. The Company engaged an engineering firm to perform a study to repair the lake, and has engaged a qualified contractor to repair the lake. The Company estimates that the total cost to repair the lake and therefore the liability, will be somewhere around $650,000 and one-half of that amount was accrued in 1998. Due to the agreement detailed in the following paragraph $325,000 was accrued at December 31, 1998. In February 2000, a settlement was reached between the parties to drop all action after the construction was completed and the lake was repaired.

In 1999, the Securities and Exchange Commission has been reviewing the 1997 and 1998 filings concerning the transaction of the 1997 bond defeasance and the recognition of the $3,853,086 gain on the transaction. Although the Company and its auditor believe that the accounting for the transaction was and is correct, the Commission maintains that rather than a gain recognized, as reported by the predecessor auditors, there should have been a reduction in cost basis. If this adjustment is made then the 1997 and 1998 filings would have to be restated and a "net" change of retained earnings of ($1,857,432) for 1997 and 1998 would be recorded after allowing for the sale and exchanges of the bonds in 1998 and 1999. After adjusting the remaining RDC bonds to market value there would be a negative effect on Stockholder's Equity in the amount of $1,009,592.

No other material subsequent events have occurred that warrants disclosure since the balance sheet date.