Form 10QSB
period 2000-03-31
CALL NOW INC
filed 2000-06-09
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:             March 31, 2000

Commission File No.  0-27160

                                 CALL NOW, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

             NEVADA                                      65-0337175
-----------------------------------           ---------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,495,444 shares as of June 1, 2000.

Transitional Small Business Format:   NO

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Registrant's Financial Statements are filed herewith following the signature page.

           The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB, as amended.

           The Company plans to adjust the value of its Retama Development Corporation Bonds on a semi-annual basis and accordingly, the value was not adjusted at March 31, 2000.

           The consolidated financial statements included herein have been subjected to a limited review by Clyde Bailey P.C., independent auditor for the Company, whose report is included herein.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

           Three Months Ended March 31, 2000 Compared  to 1999.

           o   RESULTS OF OPERATIONS:

                a.  REVENUES

                    The Company's revenues for the three months ended March 31, 2000 were $1,085,968 as compared to $1,045,778 for the three months ended March 31, 1999. The increase was due primarily to increased racetrack attendance and the improvement of simulcast betting facilities.

                    Interest income for the three months ended March 31, 2000 was $87,625 as compared to $54,101 for the three months ended March 31, 1999. The increase was due to the investment of income tax refunds and interest on the RDC Bonds.

           o   RESULTS OF OPERATIONS (CONTINUATION):

               b.  EXPENSES

                    (1) Racetrack expenses for the three months ended March 31,
                        2000 were $1,076,478 compared to $1,057,933 for the
                        three months ended September 30, 1999. The increase was due to increased racetrack activity.

                    (2) GENERAL AND ADMINISTRATIVE
                        Expense for the quarter ended March 31, 2000 was $206,166 compared to $394,187 for the March 31, 1999 quarter. The decrease was due to the principal officer not taking a salary for 2000, payroll contributions by the Trust Companies and reduction of consulting and legal fees.

                    (3) INTEREST
                        Interest expense for the quarter ended March 31, 2000 was $38,760 compared to $74,106 for the March 31, 1999 quarter. The decrease was due to a reduction of debt.

                    (4) INCOME TAX
                        For the quarter ended March 31, 2000 the Company recorded income tax benefit of $51,000 compared to $120,000 for the three months ended March 31, 1999. The decrease was due to the decrease in net operating loss.

               c.   NET LOSS

                    The Company had a net loss of $87,192 for the quarter ended March 31, 2000 compared to a net loss of $298,687 for the quarter ended March 31, 1999. The decrease in net loss resulted primarily from an increase in racetrack operations, a reduction of general and administrative expenses and the loss on the sale of RDC Bonds in 1999.

               d.   EARNINGS PER SHARE

                    For the three months ended March 31, 2000, the Company recorded a net loss of $0.012 per share compared to a net loss of $0.04 per share for the March 31, 1999 quarter.

           o   LIQUIDITY AND CAPITAL RESOURCES:

               For the three months ended March 31, 2000, the Company used $439,950 for operating activities compared to $422,684 for the three months ended March 31, 1999. The increase was due primarily to the increase in operations activities of Retama Entertainment Group, Inc.

           o   LIQUIDITY AND CAPITAL RESOURCES (CONTINUATION):

               Cash used from investing activities for the three months ended March 31, 2000, was $111,163 compared to $15,448 for the three months ended March 31, 1999. The increase was due to net proceeds from the sale and purchase of Marketable Securities.

               For the three months ended March 31, 2000, cash used for financing activities was $7,908 compared to $7,240 for the three months ended March 31, 1999. The increase was for the payment of a long-term note.

               The Company has investments primarily in Retama Development Corporation Bonds. The fair market value of the securities at March 31, 2000 was $4,403,330. The Bonds produce 140,000 in non-taxable interest income.

               In addition, the Company renewed a demand note payable to Barron Chase in the amount of $750,000. The note pays the company $7,500 per month which the Company utilizes as working capital. The note matures in August 2000.

               The Company will file an income tax claim in June 2000 for approximately $566,442.

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

               The Company has been advised by the Securities and Exchange Commission that it may be considered an investment company and therefore subject to certain provisions of the Investment Company Act of 1940. The Company does not believe it is an investment company and has taken the following actions:

               (1) On July 15, 1996 the Company acquired 118.34 acres of land for development for $2,363,060. Such land is located in Williamson County, Texas. The Company executed a purchase money mortgage in connection with the purchase which is payable in semiannual installments of $85,721 beginning January 15, 1997, including interest at 9% with the entire unpaid balance of $1,655,056 due on July 15, 2003. The Company paid $593,060 at closing from its working capital. The land is currently vacant and a study is in progress to determine the best use of the property.

               (2) The Company disposed of most of its shares of Intermedia Communications, Inc. in 1996, which it received in December 1994 in connection with disposition of Phone One, Inc.

               (3) In August 1996 the Company disposed of its remaining long distance telephone business for 100,000 shares of the Company's common stock, plus assumption by Buyer of certain liabilities of the Company. The business was sold to a former employee and officer of the Company.

               (4) In September and October 1996 the Company acquired certain secured bonds issued by Retama Development Corporation of Selma, Texas. The bonds are secured by a lien on real estate which included the Retama Park Racetrack in Selma, Texas.

               (5) The balance of the Company's holdings in Compressent were registered by Compressent in its registration statement on Form 9-1. In November 1997 the Company disposed of 76,000 of such shares.

               (6) On December 1, 1997, the Company's 80% owned subsidiary, Retama Entertainment Group Inc. was engaged as the manager of the Retama Park Racetrack effective January 1, 1999.

               (7) In December 1999 the Company disposed of 200,000 shares of Compressent common stock.

               (8) In April 1999, the Company disposed of the balance of its investment in the common stock of Intermedia Communications, Inc.

               (9) In May 1999, the Company reduced its investment in the Series A Retama Development Bonds to $2,000,000 and sold one-half of the Series B bonds (face amount of $42,462,500).

           In the event the Company is deemed to be an investment company, the Company may become subject to certain restrictions relating to the Company's activities including restrictions on the nature of its investments and issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of characterization of the Company as an investment company, the failure of the Company to satisfy regulatory requirements whether on a timely basis or at all, would, under certain circumstances, have a materially adverse effect on the Company.

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

                                            CALL NOW, INC.

                                   By:      /s/ WILLIAM M. ALLEN
                                            -----------------------------------
                                            William M. Allen
                                            Chairman (Chief Executive Officer)

                                   By:       /s/ JAMES D. GRAINGER
                                            -----------------------------------
                                            James D. Grainger
                                            Vice President-Finance
June 1, 2000                                Principal Accounting Officer

                         CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              As of March 31, 2000
                                   (Unaudited)

                                   A S S E T S
CURRENT ASSETS
Cash And Cash Equivalents                                                                       $ 388,122
Accounts Receivable                                                                                45,000
Accounts Receivable - Other                                                                        97,854
Marketable Securities, At Market Value                                                          4,599,799
Note Receivable                                                                                   750,000
Income Tax Refund Claim                                                                           566,442
Other                                                                                             124,604
                                                                                             ------------
            Total Current Assets                                                              $ 6,571,821

Furniture And Equipment (Less Accumulated
     Depreciation of $27,858)                                                                       5,341

Land                                                                                            2,369,075

Long-Term Notes and Loan Receivables                                                              849,949

Deferred Tax Assets                                                                                81,229

Other                                                                                             246,054
                                                                                             ------------
            Total Assets                                                                     $ 10,123,469
                                                                                             ============

          L I A B I L I T I E S    A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
Accounts Payable                                                                                $ 128,401
Deferred Tax Payable Bonds                                                                        493,873
Current Portion of Mortgage Payable                                                                16,896
Accrued Expenses                                                                                  130,353
                                                                                             ------------
            Total Current Liabilities                                                           $ 769,523

NON-CURRENT LIABILITIES
Mortgage Payable, less current maturity                                                         1,704,418
                                                                                             ------------
            Total Liabilities                                                                   2,473,941
                                                                                             ------------
Commitment and Contingencies                                                                            0

Minority Interest in Consolidated Subsidiary                                                       17,967
                                                                                             ------------
STOCKHOLDERS' EQUITY
Preferred stock, no par, shares authorized 800,000 shares                                               0
     none outstanding
Common Stock, no par shares authorized 50,000,000,                                              6,205,778
     8,585,444 shares issued and 8,495,444 shares outstanding
Retained Earnings                                                                                 970,400
Less subscriptions notes receivable for 115,000 shares of common stock                           (230,000)
Accumlulated other comprehensive loss                                                             891,433
Treasury stock, at cost                                                                          (206,050)
                                                                                             ------------
            Total Stockholders' Equity                                                          7,631,561
                                                                                             ------------
            Total Liabilities and Stockholders' Equity                                         10,123,469
                                                                                             ============






           See accompanying summary of accounting policies and notes to consolidated financial statements.

                         CALL NOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended March 31, 2000
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                 -------------------------------
                                                     2000                1999
                                                 -----------         -----------

INCOME
Race Track Operating Income                      $ 1,040,968         $ 1,000,778
Management Fees                                       45,000              45,000
Miscellaneous                                              0                  --
                                                 -----------         -----------
            Total Income                         $ 1,085,968         $ 1,045,778
                                                 -----------         -----------

COSTS  AND EXPENSES
Racetrack                                        $ 1,076,478         $ 1,057,933
General and Administrative                           206,166             394,187
Interest                                              38,760              74,106
Depreciation and Amortization                            940                 990
                                                 -----------         -----------
            Total Cost and Expenses              $ 1,322,344         $ 1,527,216
                                                 -----------         -----------

(Loss) from continuing operations before
    other income and expenses, income
    taxes and minority interest                     (236,376)           (481,438)

            Other Income and Expenses            $    99,381         $    54,101
                                                 -----------         -----------

(Loss) before income taxes and
     minority interest                              (136,995)           (427,337)

            Income Tax Benefit                   $    51,000         $   120,000
                                                 -----------         -----------

(Loss) before minority interest                      (85,995)           (307,337)

            Minority Interest                         (1,197)              8,650
                                                 -----------         -----------

            Net (Loss)                           $   (87,192)        $  (298,687)
                                                 ===========         ===========
Earnings Per Share - Basic and Diluted:
            Net (Loss)                                 (0.01)              (0.04)





           See accompanying summary of accounting policies and notes to consolidated financial statements.

                         CALL NOW, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Three Months Ended March 31, 2000
                                   (Unaudited)



                                                                         Three Months Ended
                                                                               March 31,
                                                                    ---------------------------
                                                                        2000            1999
                                                                    ---------         ---------

Cash Flows from Operating Activities:

Net (Loss)                                                          $ (87,192)        $(298,687)
                                                                    ---------         ---------
Adjustments to reconcile net income to net cash
             used in operating activities:

             Depreciation and Amortization                                920               920
             Changes in assets and liabilities:
             (Increase) Decrease in Assets:
                Accounts Receivable - Other                           273,571            18,999
                Deferred Tax Asset                                    (51,000)         (120,000)
                Other Current Assets                                  (26,424)          (37,297)
                Other Assets                                          (22,255)           (7,800)
             Increase (Decrease) in Liabilities:
                Accounts Payable                                       93,685             6,814
                Accrued Expenses                                     (639,204)           23,007
                Minority Interest                                       1,197            (8,650)
                                                                    ---------         ---------
Net Cash (used for) Operating Activities                            $(456,702)        $(422,694)
                                                                    ---------         ---------
Cash flows from Investing Activities:

             Purchase of marketable securities                      $(102,500)        $      --
             Notes and Loans Receivable:
                 Advances                                              (8,663)          (15,448)
                                                                    ---------         ---------
Net Cash used for Investing Activities                              $(111,163)        $ (15,448)
                                                                    ---------         ---------
Cash flows from Financing Activities
             Payment of Long Term Debt                                 (7,908)           (7,240)
                                                                    ---------         ---------
Net Cash (used for) provided by Financing Activities                $  (7,908)        $  (7,240)
                                                                    ---------         ---------
Net (Decrease) in Cash                                               (575,773)         (445,382)

Cash Balance, Begin of Year                                           963,895           545,222
                                                                    ---------         ---------
Cash Balance, End of Year                                           $ 388,122         $  99,840
                                                                    =========         =========






           See accompanying summary of accounting policies and notes to consolidated financial statements.

                        CALL NOW, INC. AND SUBSIDIARIES
                          NOTE TO FINANCIAL STATEMENTS


Note 1. The Company plans to adjust the value of its Retama Development Corporation Bonds on a semi-annual basis and accordingly, the value of the RDC bonds was not adjusted at March 31, 2000.