Form 10QSB
period 2000-06-30
CALL NOW INC
filed 2000-08-08
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2000
                                    --------------
Commission File No.  0-27160
                     --------

                                 CALL NOW, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

         NEVADA                                           65-0337175
-------------------------------               ---------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

                10803 GULFDALE, SUITE 222, SAN ANTONIO, TX 78216
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (210) 349-4141
                ------------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,495,444 shares as of August 3, 2000.

Transitional Small Business Format:   NO
                                    ------

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

         Marketable Securities. The market value of the Company's RDC municipal bonds has not changed materially from December 31, 1999 to June 30, 2000 and accordingly no change has been recorded at June 30, 2000. The Company plans to review the market valuation again at September 30, 2000.

         The consolidated financial statements included herein have been subjected to a limited review by Clyde Bailey P.C., independent auditor for the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

         Three and Six Months Ended June 30, 2000 Compared to 1999

         o  RESULTS OF OPERATIONS:

            a.    REVENUES

                  The Company's revenues for the three months ended June 30, 2000 were $1,793,840 as compared to $1,790,136 for the three months ended June 30, 1999.

                  For the six months ended June 30, 2000, revenues were $2,879,808 compared to $2,835,914 for the six months ended June 30, 1999. The increase was due to increased attendance and wagering.

                  Other income and expense was $123,592 for the three months ended June 30, 2000 compared to a net expense of $93,258 for the three months ended June 30, 1999. The increase was due to interest income from the RDC Bonds and the elimination of a loss from the sale of securities for the three months ended June 30, 1999.

                  For the six months ended June 30, 2000, other income and expense was $222,973 compared to $39,157 for the six months ended June 30, 1999.

            b.    EXPENSES

                  (1) Racetrack expenses for the three months ended June 30, 2000 were $1,748,841 compared to $1,745,265 for the three months ended June 30, 1999.

                        For the six months ended June 30, 2000, Racetrack expense was $2,789,808 compared to $2,803,198 for the six months ended June 30, 1999.

                  (2)   GENERAL AND ADMINISTRATIVE

                        Expense for the quarter ended June 30, 2000 was $277,285 compared to $462,668 for the June 30, 1999 quarter. The decrease was due to the principal officer not taking a salary for 2000, payroll contributions by the Trust Companies and reduction of consulting and legal fees.

                        For the six months ended June 30, 2000, expense was $518,962 compared to $856,855 for the six months ended June 30, 1999.

                  (3)   INTEREST

                        Interest expense for the quarter ended June 30, 2000 was $38,728 compared to $96,118 for the June 30, 1999 quarter. The decrease was due to a reduction of debt.

                        For the six months ended June 30, 2000, interest expense was $76,988 compared to $170,224 for the six months ended June 30, 1999.

                  (4)   INCOME TAX

                        For the quarter ended June 30, 2000, the Company recorded income tax benefit of $60,500 compared to $191,000 for the three months ended June 30, 1999. The decrease was due to the decrease in net operating loss.

                        For the six months ended June 30, 2000, the income tax benefit was $111,500 compared to $311,000 for the six months ended June 30, 1999.

            c.    NET LOSS

                  The Company had a net loss of $84,033 for the quarter ended June 30, 2000 compared to a net loss of $416,668 for the quarter ended June 30, 1999. The decrease in net loss resulted primarily from an increase in racetrack operations, a reduction of general and administrative expenses and the loss on the sale of RDC Bonds in 1999.

                  For the six months ended June 30, 2000, the net loss was $170,725 compared to $715,355 for the six months ended June 30, 1999.

            d.    EARNINGS PER SHARE

                  For the three months ended June 30, 2000, the Company recorded a net loss of $0.01 per share compared to a net loss of $0.05 per share for the June 30, 1999 quarter.

                  For the six months ended June 30, 2000, the Company recorded a net loss of $0.02 per share compared to $0.08 per share for the six months ended June 30, 1999.

         o  LIQUIDITY AND CAPITAL RESOURCES:

            For the six months ended June 30, 2000, the Company used $667,680 for operating activities compared to cash provided from operating activities of $592,372 for the six months ended June 30, 1999. The decrease was due primarily to lake repair expenses during the six months ended June 30, 2000 and the collection of the income tax refund in the six months ended June 30, 1999.

            Cash used from investing activities for the six months ended June 30, 2000, was $109,533 compared to cash provided of $2,463,574 for the six months ended June 30, 1999. The decrease was due to net proceeds from the sale and purchase of Marketable Securities in the six months ended June 30, 2000.

            For the six months ended June 30, 2000, cash used for financing activities was $7,907 compared to $2,007,240 for the six months ended June 30, 1999. The decrease was due to the payment of a note during the six months ended June 30, 1999.

            The Company has investments primarily in Retama Development Corporation Bonds. The fair market value of the securities at June 30, 2000 was $4,403,330. The Bonds produce $140,000 in non-taxable interest income.

            In addition, the Company renewed a demand note payable to Barron Chase in the amount of $750,000. The note pays the Company $7,500 per month which the Company utilizes as working capital. The note matures in August 2000.

            The Company will file an income tax claim in August 2000 for approximately $566,442.

            Based on the above information, management of the Company believes that it has adequate financial resources to fund its operation for the current fiscal year.

            The Company has been advised by the Securities and Exchange Commission that it may be considered an investment company and therefore subject to certain provisions of the Investment Company Act of 1940. The Company does not believe it is an investment company and has taken the following actions:

            (1) On July 15, 1996 the Company acquired 118.34 acres of land for development for $2,363,060. Such land is located in Williamson County, Texas. The Company executed a purchase money mortgage in connection with the purchase which is payable in semiannual installments of $85,721 beginning January 15, 1997, including interest at 9 percent with the entire unpaid balance of $1,655,056 due on July 15, 2003. The Company paid $593,060 at closing from its working capital. The land is currently vacant and a study is in progress to determine the best use of the property.

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

                                           CALL NOW, INC.

                                           By: /s/ William M. Allen
                                              -------------------------------
                                           William M. Allen
                                           Chairman (Chief Executive Officer)

                                           By: /s/James D. Grainger
                                              -------------------------------
                                           James D. Grainger
                                           Vice President-Finance
August 7, 2000                             Principal Accounting Officer

                         CALL NOW, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               As of June 30, 2000

                                  A S S E T S

CURRENT ASSETS
Cash And Cash Equivalents                                     $  158,775
Accounts Receivable                                               45,000
Accounts Receivable - Other                                       89,937
Marketable Securities, At Market Value                         4,499,971
Income Tax Refund Claim                                          566,442
Notes Receivable                                                 866,949
Other                                                            157,577
                                                              ----------
        Total Current Assets                                   6,384,651

Furniture And Equipment
        (Less Accumulated Depreciation of $28,778)                 4,421

Land                                                           2,369,075

Long-Term Notes and Loan Receivables                             731,370

Deferred Tax Assets                                              179,095

Other                                                            269,599
                                                              ----------
        Total Assets                                          $9,938,211
                                                              ==========


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                         CALL NOW, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               As of June 30, 2000

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES
Accounts Payable                                              $    90,828
Deferred Tax Payable - Bonds                                      493,873
Current Portion of Mortgage Payable                                16,896
Accrued Expenses                                                  132,614
                                                              -----------
        Total Current Liabilities                                 734,211

NON-CURRENT LIABILITIES
Mortgage Payable, less current maturity                         1,704,418
                                                              -----------
        Total Liabilities                                       2,438,629
                                                              -----------
Commitment and Contingencies                                           --
Minority Interest in Consolidated Subsidiary                       14,158
                                                              -----------

STOCKHOLDERS' EQUITY
Preferred stock, no par shares
        authorized 800,000 shares
        none outstanding                                               --
Common Stock, no par shares
        authorized 50,000,000,
        8,585,444 shares issued
        and 8,495,444 shares outstanding                        6,205,778
Retained Earnings                                                 887,224
Less subscription notes receivable
        for 115,000 shares of common stock                       (230,000)
Accumulated other comprehensive income                            828,472
Treasury stock, at cost                                          (206,050)
                                                              -----------
        Total Stockholders' Equity                              7,485,424
                                                              -----------
        Total Liabilities and Stockholders' Equity            $ 9,938,211
                                                              ===========



   See accompanying summary of accounting policies and notes to consolidated financial statements.

                         CALL NOW, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months and Six Months Ended June 30


                                                            Three Months Ended                   Six Months Ended
                                                                 June 30                             June 30
                                                     -----------------------------       -----------------------------
                                                         2000             1999               2000             1999
                                                     -----------       -----------       -----------       -----------
INCOME
Racetrack Operating Income                           $ 1,748,840       $ 1,745,136       $ 2,789,808       $ 2,745,914
Management Fees                                           45,000            45,000            90,000            90,000
                                                     -----------       -----------       -----------       -----------
            Total Income                               1,793,840         1,790,136         2,879,808         2,835,914
                                                     -----------       -----------       -----------       -----------

COSTS  AND EXPENSES
Racetrack                                              1,748,841         1,745,265         2,789,808         2,803,198
General and Administrative                               277,285           462,668           518,962           856,855
Interest                                                  38,728            96,118            76,988           170,224
Depreciation and Amortization                                920             1,210             1,860             2,200
                                                     -----------       -----------       -----------       -----------
            Total Cost and Expenses                    2,065,774         2,305,261         3,387,618         3,832,477
                                                     -----------       -----------       -----------       -----------

(Loss) from continuing operations before                (271,934)         (515,125)         (507,810)         (996,563)
    other income and expense, income taxes, and
    minority interest

            Other Income and Expense                     123,592           (93,258)          222,973           (39,157)
                                                     -----------       -----------       -----------       -----------
(Loss) before income taxes and                          (148,342)         (608,383)         (284,837)       (1,035,720)
     minority interest

            Income Tax Benefit                            60,500           191,000           111,500           311,000
                                                     -----------       -----------       -----------       -----------
(Loss) before minority interest                          (87,842)         (417,383)         (173,337)         (724,720)

            Minority Interest                              3,809               715             2,612             9,365
                                                     -----------       -----------       -----------       -----------
            Net (Loss)                               $   (84,033)      $  (416,668)      $  (170,725)      $  (715,355)
                                                     ===========       ===========       ===========       ===========

Earnings Per Share - Basic and Diluted:

            Net (Loss)                               $     (0.01)      $     (0.05)      $     (0.02)      $     (0.08)



    See accompanying summary of accounting policies and notes to consolidated financial statements.

                         CALL NOW, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Six Months Ended June 30

                                                                                     2000              1999
                                                                                 -----------       -----------
Cash Flows from Operating Activities:
Net (Loss)                                                                       $  (170,725)      $  (715,355)
                                                                                 -----------       -----------

Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and Amortization                                              1,840             3,626
            Income Tax Refund Claim                                                       --         1,871,787
            Loss on sale of marketable securities                                         --           150,159
            Changes in assets and liabilities:
            (Increase) Decrease in Assets:
               Accounts Receivable                                                   281,488            33,999
               Deferred Tax Asset                                                   (112,000)         (311,000)
               Other Current Assets                                                  (59,397)         (361,227)
               Other Assets                                                          (45,800)          (34,054)
            Increase (Decrease) in Liabilities:
               Accounts Payable                                                       56,469           100,865
               Accrued Expenses                                                     (636,943)         (137,063)
               Income Tax Payable
               Minority Interest                                                      (2,612)           (9,365)
                                                                                 -----------       -----------
            Total Adjustments                                                       (516,955)        1,307,727
                                                                                 -----------       -----------
Net Cash (used for) Provided By Operating Activities                                (687,680)          592,372
                                                                                 -----------       -----------

Cash Flows from Investing Activities:
            Proceeds from the sale of marketable securities                                          4,429,022
            Purchase of marketable securities                                       (102,500)       (2,000,000)
            Notes and Loans Receivable:                                              109,916
                Advances                                                            (116,949)          (15,448)
                Collections                                                                             50,000
                                                                                 -----------       -----------

Net Cash provided by (used for) Investing Activities                                (109,533)        2,463,574
                                                                                 -----------       -----------

Cash Flows from Financing Activities

            Payment of Note                                                                         (2,000,000)
            Payment of Long Term Debt                                                 (7,907)           (7,240)
                                                                                 -----------       -----------

Net Cash (used for) Financing Activities                                              (7,907)       (2,007,240)
                                                                                 -----------       -----------

Net Increase (Decrease) in Cash                                                     (805,120)        1,048,706

Cash Balance, Beginning of Period                                                    963,895           545,222
                                                                                 -----------       -----------

Cash Balance, End of Period                                                      $   158,775       $ 1,593,928
                                                                                 ===========       ===========


    See accompanying summary of accounting policies and notes to consolidated financial statements.

                         CALL NOW, INC. AND SUBSIDIARIES

                          NOTE TO FINANCIAL STATEMENTS

Note 1.           Marketable Securities. The market value of the Company's
                  RDC municipal bonds has not changed materially from December 31, 1999 to June 30, 2000, and accordingly, no change has been recorded at June 30, 2000. The Company plans to review the market valuation again at September 30, 2000.