Form 10QSB
period 2000-09-30
CALL NOW INC
filed 2000-11-17
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended:      September 30, 2000

Commission File No.  0-27160


                               CALL NOW, INC.

                        (Exact name of small
                      business issuer in its charter)


Nevada                                              65-0337175
(State or other jurisdiction                       (IRS Employer
Identification No.)                    of incorporation or organization)


     10803 Gulfdale, Suite 222, San Antonio, TX 78216
     (Address of principal executive offices)

     (210) 349-4141
     (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No


     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,495,444 shares as of November 14, 2000.

Transitional Small Business Format:   No


     PART I B FINANCIAL INFORMATION


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

Marketable Securities. As of September 1, 2000, certain RDC Series B bonds in the amount of $920,000 were upgraded to Series A bonds in accordance with the Trust Agreement dated March 1997. As a result, the fair value of all of the bonds has been increased by $713,586 less an income tax provision of $263,813. The net gain of $449,773 has been included in the balance sheet as accumulated other comprehensive income.

Other Assets. In addition to the above mentioned upgrading of Series B bonds, the Company is entitled to accumulated interest from March 1997 on the upgraded bonds in the amount of $283,390 payable over the life of the Series A bonds and bears interest at seven percent per annum. As a result of the term of collection, the $283,390 has been recorded as non-current interest receivable and deferred interest income in the same amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES.

Three and Nine Months Ended September 30, 2000 Compared to 1999

-     RESULTS OF OPERATIONS:

a.    REVENUES

The Company's revenues for the three months ended September 30, 2000 were $1,823,294 as compared to $1,727,204 for the three months ended September 30, 1999.

For the nine months ended September 30, 2000, revenues were $4,673,102 compared to $4,563,118 for the nine months ended September 30, 1999. The increase was due to increased attendance and wagering.


Other income and expense was $60,357 for the three months ended September 30, 2000 compared to $92,401 for the three months ended September 30, 1999. The decrease was due to a loss from the sale of securities for the three months ended September 30, 1999.

For the nine months ended September 30, 2000, other income and expense was $283,330 compared to $53,244 for the nine months ended September 30, 1999. The increase was due to an increase in interest income for the nine months ended September 30, 2000 of approximately $50,000 and a loss from the sale of securities during the nine months ended September 30, 1999 of approximately $150,000.

b.     EXPENSES

(1) Racetrack expenses for the three months ended September 30, 2000 were $1,778,294 compared to $1,682,979 for the three months ended September 30, 1999. The increase was due to increased racetrack activity.

For the nine months ended September 30, 2000, Racetrack expense was $4,568,102 compared to $4,486,177 for the nine months ended September 30, 1999.

(2)     GENERAL AND ADMINISTRATIVE
Expense for the quarter ended September 30, 2000 was $175,874 compared to $351,372 for the September 30, 1999 quarter. The decrease was due to the principal officer not taking a salary for 2000, payroll contributions by the Trust Companies and reduction of consulting and legal fees.

For the nine months ended September 30, 2000, expense was $694,836 compared to $1,205,793 for the nine months ended September 30, 1999.

(3)     INTEREST
Interest expense for the quarter ended September 30, 2000 was $50,899 compared to $38,998 for the September 30, 1999 quarter. The increase was due to additional borrowings.


For the nine months ended September 30, 2000, interest expense was $127,887 compared to $209,221 for the nine months ended September 30, 1999. The reduction was due to reductions of debt from the nine months ended September 30, 1999.

(4)     INCOME TAX
For the quarter ended September 30, 2000, the Company recorded income tax benefit of $16,500 compared to $98,300 for the three months ended September 30, 1999. The decrease was due to the decrease in net operating loss.

For the nine months ended September 30, 2000, the income tax benefit was $128,000 compared to $409,300 for the nine months ended September 30, 1999.

c.     NET LOSS

The Company had a net loss of $106,866 for the quarter ended September 30, 2000 compared to a net loss of $154,379 for the quarter ended September 30, 1999. The decrease in net loss resulted primarily from a reduction of general and administrative expenses and the loss on the sale of RDC Bonds in 1999.

For the nine months ended September 30, 2000, the net loss was $277,591 compared to $871,409 for the nine months ended September 30, 1999.

d.     EARNINGS PER SHARE

For the three months ended September 30, 2000, the Company recorded a net loss of $.01 per share compared to a net loss of $.02 per share for the September 30, 1999 quarter.

For the nine months ended September 30, 2000, the Company recorded a net loss of $.03 per share compared to $.10 per share for the nine months ended September 30, 1999.

-     LIQUIDITY AND CAPITAL RESOURCES:


For the nine months ended September 30, 2000, the Company used $807,040 for operating activities compared to cash provided from operating activities of $277,609 for the nine months ended September 30, 1999. The decrease was due primarily to lake repair expenses during the nine months ended September 30, 2000 and the collection of the income tax refund in the nine months ended September 30, 1999.

Cash provided by investing activities for the nine months ended September 30, 2000, was $141,064 compared to cash provided of $2,473,573 for the nine months ended September 30, 1999. The decrease was due to primarily to a reduction in net proceeds from the sale and purchase of Marketable Securities for the nine months ended September 30, 2000.

For the nine months ended September 30, 2000, cash provided by financing activities was $43,589 compared to cash used of $2,014,806 for the nine months ended September 30, 1999. The decrease was due to the payment of a note during the nine months ended September 30, 1999.

The Company has investments primarily in Retama Development Corporation Bonds. The fair market value of the securities at September 30, 2000 was $5,101,926. The bonds will produce $202,650 in non-taxable interest income per year.

In addition, the Company holds a demand note receivable from Barron Chase in the amount of $600,000. The note pays the Company $6,000 per month which the Company utilizes as working capital. The note matures in August 2001.

The Company has filed a Federal income tax claim in the amount of $528,035.

Based on the above information, management of the Company believes that it has adequate financial resources to fund its operation for the current fiscal year.

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of  September 30, 2000
Unaudited


A S S E T S


Current Assets
Cash And Cash Equivalents                                             $341,508
Accounts Receivable                                                     45,000
Accounts Receivable - Other                                             84,364
Marketable Securities, At Market Value (Restricted)                     51,496
Marketable Securities, At Market Value (Unrestricted)                5,050,430
Income Tax Refund Claim                                                528,035
Notes Receivable                                                       716,949
Other                                                                   71,342
                                                                      --------
     Total Current Assets                                            6,889,124

Furniture And Equipment
     (Less Accumulated Depreciation of $29,698)                          3,501

Land                                                                 2,369,075

Long-Term Notes and Loan Receivables                                   731,370

Other                                                                  560,426
                                                                      --------
     Total Assets                                                  $10,553,496
                                                                      ========

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of September 30, 2000
Unaudited



L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y


Current Liabilities
Margin Note Payable                                                    $51,496
Deferred Income Taxes Payable                                          526,351
Current Portion of Mortgage Payable                                     17,657
Accrued Expenses                                                       122,142
                                                                      --------
     Total Current Liabilities                                         717,646

Non-Current Liabilities
Mortgage Payable, less current maturity                              1,703,657
                                                                      --------
     Total Liabilities                                               2,421,303
                                                                      --------
Deferred Interest Income                                               283,390
                                                                      --------
Commitment and Contingencies                                               -

Minority Interest in Consolidated Subsidiary                            13,700
                                                                      --------
Stockholders' Equity
Preferred stock, no par shares                                             -
     authorized 800,000 shares
     none outstanding
Common Stock, no par shares
     authorized 50,000,000,
     8,585,444 shares issued
     and 8,495,444 shares outstanding                                6,205,778
Retained Earnings                                                      783,428
Less subscription notes receivable
     for 115,000 shares of common stock                               (230,000)
Accumlulated other comprehensive income                              1,281,947
Treasury stock, at cost                                               (206,050)
                                                                      --------
     Total Stockholders' Equity                                      7,835,103
                                                                      --------
     Total Liabilities and Stockholders' Equity                    $10,553,496
                                                                      ========

Call Now, Inc. And Subsidiaries
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30
Unaudited


                                      Three Months Ended     Nine Months Ended
                                          September 30          September 30
                                        2000       1999       2000        1999
Income
Race Track Operating Income         $1,778,294 $1,682,204 $4,568,102 $4,428,118
Management Fees                         45,000     45,000    135,000    135,000
                                       --------   --------   --------   --------
     Total Income                    1,823,294  1,727,204  4,703,102  4,563,118
                                       --------   --------   --------   --------
Costs and Expenses
Racetrack                            1,778,294  1,682,979  4,568,102  4,486,177
General and Administrative             175,874    351,372    694,836  1,205,793
Interest                                50,899     38,998    127,887    209,221
Depreciation and Amortization              960        990      2,820      3,190
                                       --------   --------   --------   --------
     Total Cost and Expenses         2,006,027  2,074,339  5,393,645  5,904,381
                                       --------   --------   --------   --------
(Loss) from continuing operations
before other income and expense,
income taxes, and minority interest   (182,733)  (347,135)  (690,543)(1,341,263)

     Other Income and Expense           60,357     92,401    283,330     53,244
                                       --------   --------   --------   --------
(Loss) before income taxes and
     minority interest                (122,376)  (254,734)  (407,213)(1,288,019)

     Income Tax Benefit                 16,500     98,300    128,000    409,300
                                       --------   --------   --------   --------
(Loss) before minority interest       (105,876)  (156,434)  (279,213)  (878,719)

     Minority Interest                    (990)     2,055      1,622      7,310
                                       --------   --------   --------   --------

     Net (Loss)                      $(106,866) $(154,379) $(277,591) $(871,409)
                                       ========   ========   ========   ========
Earnings Per Share - Basic and
Diluted:
     Net (Loss)                         ($0.01)    ($0.02)    ($0.03)    ($0.10)

Call Now, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30
Unaudited

                                                        2000            1999
Cash Flows from Operating Activities:
Net (Loss)                                          $(277,591)      $(871,409)
                                                      -------         -------
Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and Amortization                      2,760           4,546
     Loss on sale of marketable securities             16,903         150,159
     Changes in assets and liabilities:
     (Increase) Decrease in Assets:
        Accounts Receivable                                 -          18,999
        Accounts Receivable - Other                   287,061               -
        Income Tax Refund Claim                        38,407       1,871,787
        Deferred Tax Asset                             64,928        (409,300)
        Other Current Assets                           26,838        (338,543)
        Other Assets                                  (53,237)        (57,811)
     Increase (Decrease) in Liabilities:
        Accounts Payable                              (31,289)         37,227
        Accrued Expenses                             (647,415)       (120,736)
        Deferred Income Tax Payable                  (231,335)              -
        Minority Interest                              (3,070)         (7,310)
                                                      -------         -------
     Total Adjustments                               (529,449)      1,149,018
                                                      -------         -------
Net Cash (used for) provided by Operating
Activities                                           (807,040)        277,609
                                                      -------         -------
Cash Flows from Investing Activities:

     Proceeds from the sale of marketable securities  100,597       4,439,021
     Purchase of marketable securities               (102,500)     (2,000,000)
     Notes and Loans Receivable:
         Advances                                      (8,663)        (15,448)
         Collections                                  151,630          50,000
                                                      -------         -------
Net Cash provided by Investing Activities             141,064       2,473,573
                                                      -------         -------
Cash Flows from Financing Activities:

     Margin Loan - Advances                           253,576              -
                 - Payments                          (202,080)             -
     Payment of Note                                        -      (2,000,000)
     Payment of Long Term Debt                         (7,907)        (14,806)
                                                      -------         -------
Net Cash provided by (used for) Financing
Activities                                             43,589      (2,014,806)
                                                      -------         -------
Net Increase (Decrease) in Cash                      (622,387)        736,376

Cash Balance, Beginning of Period                     963,895         545,222
                                                      -------         -------
Cash Balance, End of Period                          $341,508      $1,281,598
                                                      -------         -------

CALL NOW, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


Note 1. Marketable Securities. As of September 1, 2000, certain RDC Series B bonds in the amount of $920,000 were upgraded to Series A bonds in accordance with the Trust Agreement dated March 1997. As a result, the fair value of all of the bonds has been increased by $713,586 less an income tax provision of $263,813. The net gain of $449,773 has been included in the balance sheet as accumulated other comprehensive income.

Note 2. Other Assets. In addition to the above mentioned upgrading of Series B bonds, the Company is entitled to accumulated interest from March 1997 on the upgraded bonds in the amount of $283,390 payable over the life of the Series A bonds and bears interest at seven percent per annum. As a result of the term of collection, the $283,390 has been recorded as non-current interest receivable and deferred interest income in the same amount.

     PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit 27.     Financial Data Schedule

(b)     Reports on Form 8-K

None.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALL NOW, INC.


                             By:      s/   William M. Allen
                                           William M. Allen
                                           Chairman (Chief Executive Officer)


                             By:       s/  James D. Grainger
                                           James D. Grainger
                                           Vice President-Finance
November 14,  2000                         Principal Accounting Officer