Form 10KSB
period 2000-12-31
CALL NOW INC
filed 2001-04-12
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

---------------------
FORM 10-KSB
---------------------

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for twelve months ended December 31, 2000: $6,218,399.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at March 31, 2001 was $3,002,560.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,340,444 shares of common stock, as of April 2, 2001.

Documents Incorporated by Reference:

NONE

Transitional Small Business Disclosure Format:  NO


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

On July 15, 1996, Andice Development Co. (a wholly-owned subsidiary of Call Now, Inc.) acquired 118 acres of development property in Williamson County, Texas for a purchase price of $2,363,060. Under the terms of the purchase, we paid $589,310 and executed a seven year, 9% note in the amount of $1,770,000. The note requires us to make semi-annual principal and interest payments of $85,721 commencing on January 15, 1997 and ending July 15, 2003, at which time, the entire remaining balance of $1,655,056 is due and payable. On February 15, 2001, we signed a contract with the Georgetown Independent School District to sell fourteen acres of the tract for a total of $328,300. Closing of the contract is currently planned to close on September 13, 2001. The balance of the property is being marketed for commercial development.

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

HISTORY AND DEVELOPMENTS DURING THE LAST THREE YEARS (continuation)

On March 26, 1997, the Company participated in the defeasance of the RDC bonds and notes held by it, and received cash in the amount of $3,853,086, $3,640,000 7% Series 1997 A Bonds and $45,200,000, 8% Series 1997 B Bonds as
part of the defeasance.

The 1997 bonds were valued by an independent third party at the same value as the carrying value of the 1993 bonds.

On April 7, 1997, the Company acquired the balance of the RDC bonds in exchange for 60,000 shares of the Company's common stock, 15,000 shares of Compressent Corporation ("Compressent") common stock, and $2,150,000 in cash. The cost of the remaining bonds purchased by the Company, including acquisition costs, was $3,187,728. At December 31, 1997 the Company's total holdings of RDC bonds were: (a) 1997 Series A 7% bonds- $7,000,000 and (b) 1997 Series B 8% bonds- $86,925,000.

Due to unanticipated difficulty in securing complete financing for the bond transaction and the possibility of losing a three million dollar non-refundable deposit, the Company decided to approach the second bidder for the RDC bonds. As a result, Howe, Solomon and Hall ("HSH") agreed to purchase 50% of the bonds for $3.69 million which resulted in a loss of $1.7 million. This business decision was made in order to complete the acquisition of the bonds, which the Company considered to be a valuable asset and to preserve the three million dollar non-refundable deposit.

The Company was able to acquire bonds at a cost of $10.34 million which are secured by Retama Park Racetrack that has been appraised at over twenty-two million dollars by an independent appraisal group.

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

On December 1, 1997 our 80% owned subsidiary, Retama Entertainment Group, Inc. obtained a management agreement to operate and manage the Retama Park Racetrack. Our then President, Bryan P. Brown, relocated to Texas to personally supervise such activities. The management agreement extends to December 31, 2003 subject to certain extension rights, and provides a monthly management fee of $15,000 plus a variable fee equal to 25% of profits in excess of $1,000,000.

In February 1998, we entered into a loan agreement with Compressent Corporation in which the Company was obligated to lend, on or before July 31, 1998, upon the request of Compressent's Board of Directors, up to $10,000,000. Amounts loaned were to be due one year from the date of the loan and would bear interest at 15% per year. In addition, we were to receive a $400,000 commitment fee at the time of the first loan advance. In connection with the loan agreement, we would receive warrants to acquire 500,000 shares of the Compressent's common stock at $6.25 per share.

HISTORY AND DEVELOPMENTS DURING THE LAST THREE YEARS (continuation)

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

As of September 1, 2000, and pursuant to the terms of the Series 1997 A & B bonds that allows conversion of the Series B bonds to Series A bonds based on a quotient resulting from the lower of EBITDA for the last two immediately preceding fiscal years divided by .0875. Based on an "Agreed-Upon Procedure" by the principle auditors of RDC, $925,000 Series B bonds were converted to Series A bonds effective September 1, 2000. Also, $283,390 in deferred interest income became due and payable over the balance of the term of the bonds; which is 33 years.

EMPLOYEES

The Company has about 210 full-time employees, including 4 executive employees. This includes the employees of Retama Entertainment Group, Inc.


ITEM 2.  DESCRIPTION OF PROPERTY

We lease 864 square feet of office space in Miami, Florida for $1,224.75 per month on a month-to-month basis. We are provided office space is San Antonio, Texas by a related party of the President of the Company.


ITEM 3.  LEGAL PROCEEDINGS.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.



PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock trades on the over-the-counter market under the symbol CNOW.OB. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.


                                                      HIGH BID         LOW BID

March 31, 1999...........................          $     2.25     $      .69
June 30, 1999............................                1.50            .75
September 30, 1999.......................                1.38            .88
December 31, 1999........................                2.63            .88
March 31, 2000...........................                1.12           1.03
June 30, 2000............................                1.00           1.00
September 30, 2000.......................                 .59            .59
December 31, 2000........................                 .31            .28

The Company has not established a policy of payment of regular dividends on its common stock. There are no restrictions on the payment of dividends. As of April 2, 2001 there were approximately 368 registered holders of record of the Company's common stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO 1999

Results of Operations

     a. Revenues and Other Income

The Company's income for the year ended December 31, 2000 was $6,218,399 compared to $5,905,224 for the year ended December 31, 1999. The increase in income for the current year is primarily attributable to the operations of Retama Park Racetrack. Interest income for the year ended December 31, 2000 was $291,970 compared to $303,264 for the year ended December 31, 1999. The decrease was due primarily to additional investment of cash received from the income tax refund in 1999.

Results of Operations (continuation)

     b. Expenses

Cost and Other Expenses of Revenues

Expense for the year ended December 31, 2000 was $7,108,403 compared to $7,322,881 for the year ended December 31, 1999. The net decrease was due primarily to a reduction in general and administrative expense.

Income Tax

The income tax benefit for 2000 was $134,043 compared to $447,814 in 1999. The decrease is due to the reduction of the net operating loss to $644,470 from $1,314,868 in 1999.

Liquidity and Capital Resources:

During the year ended December 31, 2000, the Company's operating activities used cash of $1,016,414 compared to $110,686 used for the year ended December 31, 1999.

We have investments in Retama Development Corporation Bonds. The fair market value of the securities at December 31, 2000 was $4,985,673. The Series A bonds will generate $205,000 in interest income.

We applied for and received a $1,871,787 income tax refund in 1999, and a federal income tax refund claim of $566,442 was filed in 2000.

Barron Chase executed a note payable to the Company in the amount of $750,000 bearing interest at 12% per annum. The note pays the Company $7,500.00 per month which the Company utilizes as working capital. Such arrangement terminates on August 15, 2000. On September 2, 2000, the Company received $150,000 in cash and stock in an unrelated company valued at $306,300 to bring the balance of the note to $293,700. The Company is actively pursuing collection of the balance of the note.

Based on the above information, management of the Company believes that it has adequate financial resources to fund its operations for the current fiscal year.


ITEM 7.  FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Financial Statements:

Consolidated Balance Sheet, December 31, 2000

Consolidated Statements of Operations, years ended
December 31, 2000  and 1999

Consolidated Statements of Changes in Stockholders' Equity, years ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows, years ended
December 31, 2000 and 1999

Notes to Consolidated Financial Statements


ITEM 8.

None



PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

      NAME                                                 AGE        POSITION

William M. Allen.......................................    74         Chairman
 and Director
Robert C. Buffkin......................................    69         President
 and Director
Bryan P. Brown.........................................    39         Director
Susan Lurvey...........................................    36         Secretary

William M. Allen was President from June 1992 to 1997 and a director from June 1992 and Chairman from February 1997. He has been managing partner of Black Chip Stables from 1982 to date and President of Doric, Inc. from 1985 until its merger with the Company in 1994. He has served as President of Kamm Corporation from 1985 to date. He was Chairman and CEO of Academy Insurance Group from 1975 to 1984.

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

Bryan P. Brown is William M. Allen's son-in-law.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company's knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 2000.



ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE


                                                          Other Annual
Name and Principal Position        Year     Salary        Bonus   Compensation

William M. Allen..............     2000     $      1        -0-          -0-
Chairman, Chief Executive Officer  1999     $  60,000       -0-          -0-
                                   1998     $ 240,000       -0-          -0-

Bryan P. Brown................     2000     $ 150,000    30,000          -0-
CEO of Retama Entertainment ....   1999     $ 150,000       -0-          -0-
                                   1998     $ 150,000       -0-          -0-

There are no long term compensation or other compensation plans.


DIRECTOR COMPENSATION

Non-officer directors are entitled to a fee of $2,000 for attendance at meetings of the Board of Directors, plus reimbursement for reasonable travel expenses.


STOCK OPTIONS

The following table provides information about the stock options granted to the named executive officers during the fiscal year ended December 31, 2000. We granted a total of 1,020,000 options during the year.

Options Granted in 2000 Fiscal Year

Name         Number of Shares     % of Total Options
             Underlying Options   Granted to Employees     Exercise Expiration
             Granted              in Fiscal Year           Price       Date
----------   ------------------   ---------------------    -------------------
William Allen        400,000       39.2%     $  .375       December 31, 2005
Bryan P. Brown       300,000       29.4%     $  .375       December 31, 2005

The following table sets forth the number of stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2000 and the value of unexercised "in-the-money" options held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any options during the 2000 year.

2000 Fiscal Year Option Values

                         Number of                       Value of Unexercised
                         Unexercised Options             in-the-money Option
Name                     At Fiscal Year End              Fiscal Year End
------------------       ------------------------        --------------------
William M. Allen               1,420,000                        -0-
Bryan P. Brown                   900,000                        -0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 30, 2001, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.


                                                       Percent of
                               Number of               Outstanding
Name                           Shares                  Common Stock

William M. Allen.............  5,021,000  (1)(2)          60.20  %
Robert C. Buffkin............    621,000  (2)              7.454
Susan Lurvey.................     18,000                   *
Bryan P. Brown...............    900,000  (2)             10.7
Officers and Directors
 as a group (4 Persons)......  6,560,000  (1)(2)          77.8   %

(1) Includes 1,068,000 shares owned by William M. Allen's wife as to which he disclaims any beneficial interest.

(2) Includes stock options held as follows: William M. Allen -- 1,400,000 shares, Bryan P. Brown -- 900,000 shares, Robert C. Buffkin -- 610,000 shares.

* Less than 2%.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Consulting fees aggregating approximately $46,000 were paid to a certain shareholder and director of the Company in 2000 and 1999, respectively.

In December 1996 the Company loaned Bryan P. Brown $92,838 with interest at 8%. The loan was due January 7, 1999 and was extended to January 2000. As of December 31, 2000, the Company agreed to cancel the note receivable and reverse stock held as security for the note.



PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Certain exhibits listed below are incorporated by reference to previously filed registration statements and reports as indicated in the "Incorporated by Reference Note" column and notes below.

   EXHIBIT       INC. BY
     NO.         REF. NOTE      DESCRIPTION

    3(a)    --      A           Articles of Incorporation of Registrant
                                 as filed with the Secretary of State of
                                 Nevada on September 3, 1999.
    3(b)    --      B           Plan of Merger of Call Now, Inc.(Florida)
                                 into Call Now, Inc (Nevada).
    3(c)    --      F           By-Laws of the Registrant
    8.7     --      L           Agreement with Barron Chase Securities, Inc.
    8.8     --      M           Agreement with Howe, Solomon & Hall Financial,
                                 Inc. dated 10/17/96 covering purchase of
                                 Retama Development Corp. bonds
    8.9     --      N           Agreement with Retama Park Association, Inc.,
                                 Retama Partners, Ltd. and Retama Park
                                 Management Co. L.C. relating to purchase of
                                 certain Retama Development Corp. notes.
    8.10    --      O           Agreement to purchase certain real estate
                                 in Texas.
    8.11    --      P           Agreement to sell assets of ARN Communication
                                 Corp.
    8.12    --      Q           Management Agreement for Retama Park Racetrack.
    8.13    --      R           Agreement with Global Trust and Hemisphere Trust
                                 dated May 27, 1999.
    8.14    --      S           Agreement for construction services between
                                 Retama Development Corporation and William M. Allen.

 Incorporation by Reference Notes:

 NOTE                   INCORPORATION BY REFERENCE
   A        --   Incorporated by reference to Exhibit 3(a) of Form 10-KSB for the year ended December 31, 1999
   B        --   Incorporated by reference to Exhibit 3(b) of Form 10-KSB for the year ended December 31, 1999
   L        --   Incorporated by reference to Exhibit 8.9 of Form 10-KSB
                  for year ended December 31, 1996
   M        --   Incorporated by reference to Exhibit A of Form 8-K filed
                  November 21, 1996
   N        --   Incorporated by reference to Exhibit B of Form 8-K filed
                  November 21, 1996
   O        --   Incorporated by reference to Exhibit C of Form 8-K filed
                  November 21, 1996
   P        --   Incorporated by reference to Exhibit D of Form 8-K filed
                  November 21, 1996
   Q        --   Incorporated by reference to Exhibit 8.12 of Form 10-KSB
                  for year ended December 31, 1997.
   R        --   Incorporated by reference to Exhibit 8.13 of Form 10-KSB for year ended December 31, 1998.
   S        --   Incorporated by reference to Exhibit 8.14 of Form 10-KSB for year ended December 31, 1998.

 The following exhibits are filed herewith:

   27.      --   Financial Data Schedule (for SEC use only).


SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CALL NOW, INC.


By:       /s/ ROBERT BUFFKIN
------------------------------------
              Robert Buffkin
              President


April 2, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.




   /s/ WILLIAM M. ALLEN        Chairman and Director            April 2, 2001
    ---------------------     (Principal Executive Officer)
       William M. Allen


   /s/ ROBERT C. BUFFKIN       President and Director           April 2, 2001
    ---------------------     (Principal Accounting Officer)
       Robert C. Buffkin


   /s/  BRYAN P. BROWN         Director                         April 2, 2001
    ---------------------
        Bryan P. Brown

CALL NOW, INC.
Audited Financial Statements
December 31, 2000


Clyde Bailey, P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230

CLYDE BAILEY P.C.
______________________________________________________________________________
Certified Public Accountant
10924 Vance Jackson  #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287   -   (210) 691-2911 (fax)
Member:
American Institute of CPA's
Texas Society of CPA's

To the Board of Directors and Shareholders
Call Now, Inc.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

We have audited the accompanying consolidated balance sheet of Call Now, Inc. and subsidiaries (Company) as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. On May 25, 1999 an agreement was signed between the Company and two trusts known as the Global Trust and the Hemisphere Trust to sell 50% of the Company's investment in the Retama Development Corporation Special Facilities Revenue Bonds. This event is further explained in Note 15 in the notes to financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.


Clyde Bailey
Certified Public Accountant


March 14, 2001

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of  December 31, 2000


L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y


Current Liabilities
Accounts Payable                                           $36,939
Deferred Tax Payable - Bonds                               700,324
Current Portion of Mortgage Payable                         17,657
Note Payable                                                52,905
Accrued Expenses                                            83,149

     Total Current Liabilities                             890,974

Non-Current Liabilities
Deferred Income                                            283,990
Mortgage Payable, less current maturity                  1,703,657

     Total Non-Current Liabilities                       1,987,647

     Total Liabilities                                   2,878,621

Commitment and Contingencies                                     -

Minority Interest in Consolidated Subsidiary                16,414

Stockholders' Equity
Preferred stock, no par shares                                    -
     authorized 800,000 shares
     none outstanding
Common Stock, no par shares                               5,882,941
     authorized 50,000,000,
     8,430,444 shares issued
     and 8,340,444 shares outstanding
Retained Earnings                                           547,521
Accumlulated other comprehensive income                   1,198,900
Treasury stock, at cost                                    (206,050)

     Total Stockholders' Equity                           7,423,312

     Total Liabilities and Stockholders' Equity         $10,318,347


CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of  December 31, 2000



A S S E T S


Current Assets
Cash And Cash Equivalents                                  $174,559
Accounts Receivable                                          30,000
Accounts Receivable - Other                                 103,114
Marketable Securities, At Market Value
5,253,673
Income Tax Refund Claim                                     528,035
Note Receivable                                             293,700
Other                                                        64,682

     Total Current Assets                                $6,447,763

Furniture And Equipment
     (Less Accumulated Depreciation of $30,618)               2,581

Land                                                      2,369,075

Long-Term Notes and Loan Receivables                        731,370

Deferred Tax Assets                                         251,522

Other                                                       516,036

     Total Assets                                       $10,318,347


CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations


                                             Years Ended December 31
                                               2000          1999
Income
Race Track Operating Income               $6,038,399      $5,725,224
Management Fees                              180,000         180,000

     Total Income                          6,218,399       5,905,224

Costs  and Expenses
Salaries and Wages                         5,251,498       5,167,529
Payroll Taxes and Benefits                 1,038,542       1,021,267
Legal & Professional                         317,866         340,448
Consulting Fees                               16,586         106,456
General and Administrative                   311,587         415,709
Interest                                     168,624         267,291
Depreciation and Amortization                  3,700           4,180

     Total Cost and Expenses               7,108,403       7,322,880

(Loss) from continuing operations before    (890,004)     (1,417,656)
 other income and expenses, income taxes, and minority interest

     Other Income and Expenses               245,534         102,789

(Loss) before income taxes and              (644,470)     (1,314,867)
 minority interest

     Income Tax Benefit                      134,043         447,814

(Loss) before minority interest             (510,427)       (867,053)

     Minority Interest                           356           2,662

     Net (Loss)                            $(510,071)      $(864,391)

Earnings Per Share - Basic and Diluted:
     Net (Loss)                                (0.06)          (0.10)


CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows


                                             Years Ended December 31
                                            2000                 1999

Cash Flows from Operating Activities:
Net (Loss)                               $(510,071)           $(864,391)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and Amortization           3,700                4,180
     Income Tax Refund Claim                38,407            1,305,345
     Loss on sale of marketable securities       -              150,159
     Changes in assets and liabilities:
     (Increase) Decrease in Assets:
        Accounts Receivable                 15,000                3,999
        Accounts Receivable - Other        268,311             (371,425)
        Deferred Tax Asset                (186,513)             117,099
        Other Current Assets                33,498              (66,386)
        Other Assets                      (292,217)             (11,605)
     Increase (Decrease) in Liabilities:
        Accounts Payable                     2,223              (16,632)
        Accrued Expenses                  (503,646)            (202,843)
        Accrued Expenses-Other            (168,740)            (155,523)
        Deferred Income                    283,990                    -
        Minority Interest                     (356)              (2,662)

     Total Adjustments                    (506,343)             753,706

Net Cash (used for) Operating
 Activities                             (1,016,414)            (110,685)



CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                             Years Ended December 31
                                                2000          1999

Cash Flows from Investing Activities:

     Proceeds from the sale of marketable
      securities                               -              4,429,021
     Capital Expenditures                      -              -
     Purchase of marketable securities     (306,300)         (2,000,000)
     Notes and Loans Receivable:
         Advances                              -                (14,856)
         Cancellations                      339,916           -
         Collections                        456,300             120,000
     Proceeds from bond redemption           15,000              10,000

Net Cash provided by Investing Activities   504,916           2,544,165

Cash Flows from Financing Activities

     Payment of Short-term debt                -             (2,000,000)
     Cancellation of Common Stock          (322,837)
     Note Payable                            52,905           -
     Payment of Long Term Debt               (7,907)            (14,806)

Net Cash provided by (used for) Financing
Activities                                 (277,839)         (2,014,806)

Net Increase in Cash                       (789,337)            418,674

Cash Balance, Beginning of Year             963,896             545,222

Cash Balance, End of Year                  $174,559            $963,896

Supplemental cashflow information:
     Cash Paid for interest                $168,624            $267,291
     Cash Paid for income taxes            $   -            $-


CALL NOW, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2000 and 1999

                                                                                  Accumulated
                                                                Subscription        Other
                       Common Stock       Treasury Stock      Notes Receivable   Comprehensive   Retained
                   Shares      Amount    Shares      Amount   Shares     Amount   Income (Loss)  Earnings    Total
Balance,
December 31, 1998   8,585,444  6,205,778  90,000    (206,050)  115,000  (230,000)    (7,141)    1,921,984  7,684,571

Comprehensive
(Loss):

Net (Loss)                                                                                       (864,392)  (864,392)
Unrealized (Loss)
on securities                                                                       839,459                  839,459

Total
Comprehensive
(Loss)                                                                                                       (24,933)

Balance,
December 31, 1999   8,585,444 $6,205,778  90,000   $(206,050)  115,000 $(230,000)  $832,318    $1,057,592 $7,659,638

Comprehensive
(Loss):

Net (Loss)                                                                                       (510,071)  (510,071)
Unrealized Gain on
securities                                                                            366,582                366,582

Total
Comprehensive Income
(Loss)                                                                                                      (143,489)

Stock Cancelled       (155,000)  (322,837)                    (115,000)  230,000                             (92,837)

Balance,
December 31, 2000    8,430,444 $5,882,941 90,000   $(206,050)     -     $-          1,198,900     547,521  7,423,312



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

In 1999, the Company and its shareholders approved articles of merger with a Nevada corporation by the same name to effectively change the Company's domicile from Florida to Nevada.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Call Now, Inc. and it's wholly owned subsidiaries Andice Development Co., ARN Communications Corp., National Communications Network, Inc., and Retama Entertainment Group Inc. (collectively "the Company"). Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant inter-company transactions and balances have been eliminated in consolidation.

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

NOTE 1- SUMMARY OF ACCOUNTING POLICIES (CONTINUATION)

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

Uninsured Cash Balances
The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, balances may exceed this amount. At December 31, 2000, uninsured balances aggregated $26,397.

Concentration of Credit Risk / Economic Dependency
The Company's current business involves two ventures, which are interest rate sensitive. First is ownership of tax-exempt bonds partially collateralized by a first mortgage on the Retama Park Horse Racing Facility in Selma, Texas.
The second is ownership of development property in Williamson County, Texas (near Austin, Texas). Both ventures are dependent on continued low interest rates and economic prosperity in the Austin and San Antonio metropolitan areas.

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

Fair Value of Financial Instruments
The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2000.

Long-Lived Assets
Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed of " requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company has not identified any such impairment losses to date.



Call Now, Inc.
And Subsidiaries
Notes to Financial Statements

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUATION)

Stock Based Compensation
Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead discloses the effects of the calculation required by the statement.

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

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial statements.

In December 1999, the Securities and Exchange Commission issues Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in fiscal year after September 30, 2000. The Company does not expect adoption of SAB 101 to have an effect on its financial statements.


Call Now, Inc.
And Subsidiaries
Notes to Financial Statements

NOTE 1- SUMMARY OF ACCOUNTING POLICIES (CONTINUATION)

Reclassification
Certain reclassifications have been made to the prior year's financial statements in order to conform to the current presentation.

NOTE 2- MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values at December 31, 2000 are as follows:

                                         Gross          Gross
                                         Unrealized     Unrealized      Market
Available for sale:            Cost      Gains          Losses          Value
 Municipal bonds and notes
 Corporate                 $  3,052,464  $ 1,933,209   $       -    $  4,985,673
 Securities                     321,885            -       53,885        268,000
                         --------------   -----------   ----------    ----------
                           $  3,374,349  $ 1,933,209   $   53,885   $  5,253,673

Unrealized gains on securities available for sale at December 31, 2000 are shown net of income taxes as a component of stockholders' equity.

NOTE 3 - INCOME TAX REFUND CLAIM
For federal income tax purposes the Company had an operating loss of $3,537,625 and a capital loss carry-back in the amount of $1,967,504 in 1998. As a result, the Company filed a Federal income tax refund claim in the amount of $1,871,787. The claim was received in June 1999. The Company filed another claim for refund to carry back the net operating loss from 1999 and 1998 to 1996 and 1997 in the amount of $528,035. The net operating loss will expire in 2013 and 2014.

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

Due to unanticipated difficulty in securing complete financing for the bond transaction and the possibility of losing a three million non-refundable deposit, the Company decided to approach the second bidder for the RDC bonds. As a result, Howe, Solomon, and Hall ("HSH") agreed to purchase 50% of the bonds for $3.69 million dollars, which resulted in a loss of $1.7 million dollars. This business decision was made in order to complete the acquisition of the bonds, which the Company considered to be a valuable asset and to preserve the three million non-refundable deposit.

The Company was able to acquire bonds at a cost of $10.34 million dollars, which are secured by Retama Racetrack that has been appraised at over $22 million dollars by an independent appraisal group.

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

As a result of the foregoing obligation, the Company reduced the gain on the bond defeasance by $2,150,000 in 1997, which was reflected in the balance sheet as deferred gain from bond defeasance. In this connection, a deferred tax asset of $801,950 in 1997 has been recorded. At December 31, 1999, the Company has loaned a total of $853,000 to RDC of which $120,000 was repaid in 1999. The funding agreement expired in March 1999 and no further loans have been made. As a result, the Company reversed the deferral of $2,150,000 to income and recorded an accompanying income tax benefit of $801,950 in 1998.

Per the terms of the Series 1997 A & B bonds that allows conversion of the Series B bonds to Series A bonds based on a quotient resulting from the lower of EBITDA for the last two immediately preceding fiscal year divided by .0875. Based on an "Agreed-Upon Procedure" by the principle auditors of RDC, $925,000 Series B bonds was converted to Series A bonds effective September 1, 2000. Also, $283,390 in deferred interest income became due and payable over the balance of the term of the bonds; which is 33 years.


Call Now, Inc.
And Subsidiaries
Notes to Financial Statements

NOTE 5 - NOTES AND LOANS RECEIVABLE

Notes and loans receivable at December 31, 2000 comprise the following:

On August 15, 1998, the Company executed a note with a broker-dealer in the amount of $750,000. The note bears an interest rate of 12% per annum, payable monthly and matures August 15, 2000. The note is an approved transaction through the National Association of Securities Dealers. The Company has advised the broker-dealer that it will not renew this Agreement. On September 2, 2000, the Company received $150,000 in cash and stock in an unrelated company valued at $306,300 to bring the balance of the note to $293,700. The Company is actively pursing collection of the balance of the note.


NOTE 6 - LAND AND MORTGAGE PAYABLE

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

The following is a summary of annual principal payments due under this note:

                    Year                          Amount

                    2001                           17,657
                    2002                           19,282
                    2003                        1,684,375
                                           -------------------
                                          $     1,721,314

NOTE 7 - STOCKHOLDERS' EQUITY

The Company has authorized 800,000 shares of no par value preferred stock. Of the 800,000 shares, 300,000 are designated Class A convertible redeemable preferred stock (Class A), 200,000 are designated Class B convertible redeemable preferred stock (Class B), and 300,000 are designated as Class C convertible redeemable preferred stock (Class C).

The Class A preferred stock is non-voting, redeemable at the option of the Company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder. The Class A preferred stockholders are entitled to receive an annual dividend of $.30 per share. Of the 300,000 designated shares, none were outstanding at December 31, 2000.


Call Now, Inc.
And Subsidiaries
Notes to Financial Statements

NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUATION)

The Class C preferred stock is non-voting, redeemable at the option of the Company at a price of $3.00 per share plus one share of common stock and convertible into one share at the option of the holder. Of the 300,000 designated shares, none were outstanding at December 31, 2000.

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

During 1997, the Company authorized three of its officers and employees to exercise options aggregating 110,000 in exchange for notes totaling $230,000.
As of December 31, 2000, the Company agreed to cancel the notes along with the common stock that was held as security for the notes, and to reverse the accrued interest receivable on the subscription notes receivable in the amount of $18,400 to interest income and $45,584 to other income.

Also during 1997, the Company advanced to an officer a note in the amount of $92,837 to purchase 45,000 shares of common stock that was held as security for the note. As of December 31, 2000, the Company agreed to cancel the note receivable and reverse the accrued interest in the amount of $9,441 to interest income and $24,111 to other income.


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



Call Now, Inc.
And Subsidiaries
Notes to Financial Statements

NOTE 8 - STOCK BASED COMPENSATION (CONTINUATION)

In November of 2000, the Company granted options to its directors and certain employees to purchase 1,020,000 shares at an option price of $.375 per share. The options will expire in five years.

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income per share as if compensation cost for the Company's options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. Under SFAS 123, the value of each option granted during 2000 and 1999 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate - 6.5%, dividend yield - 0%, volatility - 19.3% and expected life of the option - 5 years.

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amount indicated below:

                                    2000                   1999
     Net Income
     As reported          (   $  510,071 )               (   $  864,392 )
     Pro forma            (   $  606,052 )               (   $  924,792 )

     Earnings per share
     As reported                   ( .06 )                        ( .10 )
     Pro forma                     ( .07 )                        ( .11 )


A summary of the status of the Company's non-plan options as of December 31, 2000 and 1999, and changes during the years ended on those dates is presented below:


                          December 31, 2000             December 31, 1999

                                Weighted Average               Weighted Average
                      Shares    Exercise Price        Shares   Exercise Price

Outstanding at
 Beginning of year   1,960,000       $ 2.26          540,000        $ 3.27
Granted              1,020,000         0.37        1,420,000        $ 1.20
Exercised                -               -              -               -
Forfeited                -               -              -               -

Outstanding at
 the end of year     2,980,000       $ 1.49        1,960,000        $ 2.26

Options exercisable
 at year end         2,980,000       $ 1.49        1,960,000        $ 2.26



Call Now, Inc.
And Subsidiaries
Notes to Financial Statements

NOTE 8 - STOCK BASED COMPENSATION (CONTINUATION)

The following table summarizes information about non-plan options outstanding at December 31, 2000:

     Options Outstanding                       Options Exercisable

Range of   Numbers of      Weighted      Range of    Numbers of       Weighted
Exercise    Options         Average      Exercise     Options         Average
Prices   Outstanding at    remaining     Prices     Outstanding at   remaining
           12/31/00       contractual                12/31/00       contractual
                             life                                      life
===============================================================================

$0.375       1,020,000     4.9 Years      $0.375       1,020,000      4.9 Years
$1.25          400,000     3.3 Years      $1.25          400,000      3.3 Years
$1.04        1,020,000     3.9 Years      $1.04        1,020,000      3.9 Years
$2.34          230,000     1.3 Years      $2.34          230,000      1.3 Years
$4.00          300,000     1.3 Years      $4.00          300,000      1.3 Years
$3.00           10,000     3.0 Years      $3.00           10,000      3.0 Years


NOTE 9 - INCOME TAXES

The components of the provision for income tax benefits are as follows:

                                Year Ended December 31,
                                2000                1999
                                ------------------------
     Current:
      Federal          (  $    134,043  )      (  $  447,814  )
      State                         -0-                   -0-
                     ---------------------   --------------------
                       (  $    134,043  )      (  $  447,814  )


Such income tax benefits are included in the accompanying consolidated financial statements as follows:
                                           Year Ended December 31,
                                            2000                1999


     Income from operations     (  $   134,043  )          (  $  447,814  )
     Extraordinary Items                   -0-                        -0-
                              ---------------------      --------------------
                                (  $   134,043  )          (  $  447,814  )


The above provision has been calculated based on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates.

The net operating loss for 1999 was carried back to 1996 and 1997 and the unused portion will be carried forward along the net operating loss from 2000 to future years. The net operating losses will expire in 2019 and 2020.


NOTE 10 - RELATED PARTY TRANSACTIONS

Consulting fees aggregating approximately $46,000 were incurred to a certain shareholder and director of the Company in 2000 and 1999.

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

NOTE 12 - CONTINGENCIES

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

NOTE 13 - EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS) computation:

              ------- 2000 -------               ------- 1999 -------

Earnings per  (Loss)     Shares      Per Share (Loss)     Shares      Per Share
Common Share (Numerator)(Denominator) Amount (Numerator)(Denominator)   Amount

Net Income  ($510,071)   8,340,444   ($.06)   ($ 864,392)   8,495,444    ($.10)


Options to purchase 2,980,000 shares and 1,960,000 were outstanding at December 31, 2000 and 1999 respectively were not included in the computation of diluted EPS as they would be anti-dilutive.


Call Now, Inc.
And Subsidiaries
Notes to Financial Statements

NOTE 14 - OTHER INCOME AND EXPENSE ITEMS

The following items are shown on the consolidated statement of operations as other income and expense items and are disclosed elsewhere in these notes:

                                      2000               1999

Interest Income                      291,970         303,264
Gain (Loss) on Sale of Assets        (16,903)       (191,202)
Accrued Expense - Other              (29,533)         (9,273)

          Total              $       245,534    $    102,789


NOTE 15 - OTHER EVENTS

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

The Agreement further provides for the Trusts to assume 50% of the Company's obligation to the RDC for the repairs to the lake (not to exceed a total of $600,000) in the aforementioned lawsuit, and to provide 50% of the Chief Executive Officer's compensation of the track operations.

NOTE 16 - SUBSEQUENT EVENTS

The Company and its CEO (William M Allen) were sued by RDC, the issuer of the bonds held by the Company, in connection with the repair of the lake at Retama Park Racetrack. The action seeks $600,000 in damages plus exemplary damages. The Company had indemnified the contractor regarding matters related to the racetrack. The Company has entered into a construction services contract with the RDC to dismiss the lawsuit against the Company and Mr. Allen, and an assignment by the RDC of its claims and causes of action against the contractor and related parties. The Company engaged an engineering firm to perform a study to repair the lake, and has engaged a qualified contractor to repair the lake. The Company expended a total of $391,732 to repair the lake the Trusts reimbursed one-half of this amount to the Company. In February 2000, a settlement was reached between the parties to drop all actions after the construction was completed and the lake was repaired.



Call Now, Inc.
And Subsidiaries
Notes to Financial Statements


NOTE 16 - SUBSEQUENT EVENTS (CON'T)

On February 15, 2001, the Company signed a contract with the Georgetown Independent School District to sell fourteen acres of the 123 acre tract for a total of $328,300. Closing of the contract is currently planned for September 13, 2001. The balance of the property is being marketed for commercial development.

No other material subsequent events have occurred that warrants disclosure since the balance sheet date.