Form 10QSB
period 2001-03-31
CALL NOW INC
filed 2001-05-14
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             March 31, 2001

Commission File No.  0-27160

                       CALL NOW, INC.
     ----------------------------------------------------
     (Exact name of small business issuer in its charter)

          NEVADA                                   65-0337175
-----------------------------------   -----------------------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,340,444 shares as of May
11, 2001.

Transitional Small Business Format:   NO

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
As used herein, the term "Company" refers to Call Now Inc., a Nevada corporation, and its subsidiaries unless otherwise indicated. Consolidated and unaudited interim financial statements including a balance sheet for the
Company as of the quarter ended March 31, 2001, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages 3 through 5 and are incorporated herein by this reference.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2001
(Unaudited)

A S S E T S
                                   March 31          December 31
                                     2001               2000
                                 (Unaudited)          (Audited)

Current Assets
Cash And Cash Equivalents          $58,239            $174,559
Accounts Receivable                 45,000              30,000
Accounts Receivable - Other        121,864             103,114
Marketable Securities, At
 Market Value                    5,188,573           5,253,673
Note Receivable                    294,489             293,700
Income Tax Refund Claim            528,035             528,035
Other                              113,881              64,682
                                 ---------           ---------
     Total Current Assets       $6,350,081          $6,447,763

Furniture And Equipment
(Less Accumulated
 Depreciation of $31,538)            1,661               2,581

Land                             2,369,075           2,369,075

Long-Term Notes and Loan
 Receivables                       701,370             731,370

Deferred Tax Assets                328,922             251,522
Other                              522,585             516,036
                                 ---------           ---------
     Total Assets              $10,273,694         $10,318,347
                                 =========           =========

L I A B I L I T I E S    A N D    S T O C K H O L D E R S'    E Q U I T Y

Current Liabilities
Accounts Payable                   $15,675             $36,939
Deferred Tax Payable - Bonds       700,324             700,324
Current Portion of Mortgage
 Payable                            16,862              17,657
Note Payable                       207,509              52,905
Accrued Expenses                    49,418              83,149
                                 ---------           ---------
     Total Current Liabilities     989,788             890,974

Non-Current Liabilities
Deferred Income                    283,990             283,990
Mortgage Payable, less current
 maturity                        1,686,759           1,703,657
                                 ---------           ---------
     Total Liabilities           2,960,537           2,878,621
                                 ---------           ---------
Commitment and Contingencies             -                   -

Minority Interest in Consolidated
 Subsidiary                         15,621              16,414
                                 ---------           ---------
Stockholders' Equity
Preferred stock, no par, shares
 authorized 800,000 shares               -                   -
 none outstanding
Common Stock, no par shares
 authorized 50,000,000,          5,882,941           5,882,941
 8,430,444 shares issued and
 8,340,444 shares outstanding
Retained Earnings                  458,642             547,521
Accumlulated other comprehensive
 loss                            1,162,003           1,198,900
Treasury stock, at cost           (206,050)           (206,050)
                                 ---------           ---------
     Total Stockholders' Equity  7,297,536           7,423,312
                                 ---------           ---------
     Total Liabilities and
      Stockholders' Equity     $10,273,694         $10,318,347
                                 =========           =========

See accompanying summary of accounting policies and notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31, 2001
(Unaudited)

                                             Three Months Ended
                                                  March 31,
                                             2001          2000

Income
Race Track Operating Income             $1,117,975      $1,040,968
Management Fees                             45,000          45,000
                                         ---------       ---------
     Total Income                       $1,162,975      $1,085,968
                                         ---------       ---------
Costs  and Expenses
Racetrack                               $1,169,265      $1,076,478
General and Administrative                 184,017         206,166
Interest                                    36,621          38,760
Depreciation and Amortization                  920             940
                                         ---------       ---------
     Total Cost and Expenses            $1,390,823      $1,322,344
                                         ---------       ---------
Income (Loss) from continuing operations  (227,848)       (236,376)
    before other income and expenses,
    income taxes and minority interest

     Other Income and Expenses             $60,776         $99,381
                                         ---------       ---------
Income (Loss) before income taxes and     (167,072)       (136,995)
     minority interest

     Income Tax Benefit (Expenses)         $77,400         $51,000
                                         ---------       ---------
Income (Loss) before minority interest     (89,672)        (85,995)

     Minority Interest                         793          (1,197)
                                         ---------       ---------
     Net Income (Loss)                    $(88,879)       $(87,192)
                                         =========       =========
Earnings Per Share - Basic and Diluted:
     Net Income                             (0.011)         (0.012)

See accompanying summary of accounting policies and notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
Three Months Ended March 31, 2001
(Unaudited)

                                             Three Months Ended
                                                  March 31,
                                              2001          2000

Cash Flows from Operating Activities:     $(88,879)      $(87,192)
Net Income (Loss)

Adjustments to reconcile net income to net
cash used in operating activities:

     Depreciation and Amortization             920            920
     Changes in assets and liabilities:          -              -
     (Increase) Decrease in Assets:              -              -
        Accounts Receivable - Other        (33,750)       273,571
        Deferred Tax Asset                 (77,400)       (51,000)
        Other Current Assets               (49,199)       (26,424)
        Other Assets                        (6,549)       (22,255)
     Increase (Decrease) in Liabilities:
        Accounts Payable                   (21,264)        93,685
        Accrued Expenses                   (33,731)      (534,763)
        Accrued Expenses - Other                 -       (104,441)
        Minority Interest                     (793)         1,197
                                          --------       --------
Net Cash used for Operating Activities   $(310,645)     $(456,702)
                                          --------       --------
Cash flows from Investing Activities:

Proceeds from the sale of marketable
 securities                              $  28,203      $       -
     Capital Expenditures                        -              -
     Purchase of marketable securities           -       (102,500)
     Notes and Loans Receivable:
         Advances                             (789)        (8,663)
         Collections                        30,000              -
                                          --------       --------
Net Cash used for Investing Activities     $57,414      $(111,163)
                                          --------       --------
Cash flows from Financing Activities

     Proceeds from Loans                   154,604              -
     Payment of Long Term Debt             (17,693)        (7,908)
                                          --------       --------
Net Cash used for provided by Financing
Activities                                $136,911        $(7,908)
                                          --------       --------
Net Increase (Decrease) in Cash           (116,320)      (575,773)

Cash Balance, Begin of Year                174,559        963,895
                                          --------       --------
Cash Balance, End of Year                  $58,239       $388,122
                                          ========       ========

                                          (116,320)

See accompanying summary of accounting policies and notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

General
The unaudited interim consolidated financial statements of the Company as of
March 31, 2001 and for the three months ended March 31, 2001, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation
S-X under the Securities Act of 1933, as amended. The December 31, 2000
Consolidated was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2001, and the results of their operations for the three months ended March 31, 2001 and 2000, and their cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000, and for the two years then ended December 31, 2000 and 1999 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

CALL NOW, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION (CONTINUATION)

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

NOTE 2 - COMMITMENT AND CONTINGENCIES

On February 15, 2001, the Company signed a contract with the Georgetown
Independent School District to sell fourteen acres of the 123 acre tract for a total of $328,300. Closing of the contract is currently planned for September
13, 2001. The balance of the property is being marketed for commercial and residential development.

The Company plans to adjust the value of its Retama Development  Corporation
Bonds on a semi-annual basis and accordingly, the  value of the RDC bonds was not adjusted at March 31, 2001.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF  OPERATIONS
   AND LIQUIDITY AND CAPITAL RESOURCES

           Three Months Ended March 31, 2001 Compared  to 2000.

l   RESULTS OF OPERATIONS:

                     a.  REVENUES

The Company's revenues for the three months ended March 31, 2001 were
$1,162,975 as compared to $1,085,968 for the three months ended March 31,
2000. The increase was due primarily to increased racetrack attendance and the improvement of simulcast betting facilities.

Interest income for the three months ended March 31, 2001 was $58,655 as compared to $87,615 for the three months ended March 31, 2000. The decrease was due to the reduction of investments.

                   b.  EXPENSES

(1) Racetrack expenses for the three months ended March 31, 2001 were
$1,169,265 compared to $1,076,478 for the three months ended March 31, 2000.
The increase was due to increased racetrack activity.

(2) GENERAL AND ADMINISTRATIVE
       Expense for the quarter ended March 31, 2001 was $184,017 compared to
$206,166 for the March 31, 2000 quarter. The decrease was due to the principal officer not taking a salary for 2001, payroll contributions by the Trust
Companies and reduction of consulting and legal fees.

(3) INTEREST
Interest expense for the quarter ended March 31, 2001was $36,621 compared to
$38,760 for the March 31, 2000 quarter. The decrease was due to a reduction of debt.

(4) INCOME TAX
For the quarter ended March 31, 2001 the Company recorded income tax benefit of $77,400 compared to $51,000 for the three months ended March 31, 2000. The increase was due to the increase in net operating loss.

               c.   NET LOSS

The Company had a net loss of $88,879 for the quarter ended March 31, 2001 compared to a net loss of $87,192 for the quarter ended March 31, 2000. The increase in net loss resulted primarily from an increase in racetrack operations and a reduction of general and administrative expenses.

               d.   EARNINGS PER SHARE

For the three months ended March 31, 2001, the Company recorded a net loss of
$0.011 per share compared to a net loss of $0.012 per share for the March 31,
2000 quarter.

l   LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2001, the Company used $310,645 for operating activities compared to $456,702 for the three months ended March 31,
2000. The decrease was due primarily to the increase in operations activities of Retama Entertainment Group, Inc.

Cash provided from investing activities for the three months ended March 31,
2001, was $57,414 compared to cash used of $111,163 for the three months ended
March 31, 2000. The increase was due to net proceeds from the sale and purchase of Marketable Securities and collections of Notes Receivable.

For the three months ended March 31, 2001, cash provided from financing activities was $136,911 compared to cash used of $7,908 for the three months ended March 31, 2000. The increase was due to an increase in loans.

The Company has investments primarily in Retama Development Corporation Bonds.
The fair market value of the securities at March 31, 2001 was $4,947,373. The
Bonds produce $204,000 in non-taxable interest income.

The Company has filed an income tax claim in June 2000 for approximately
$528,035 and awaiting review by the Internal Revenue Service.

Based on the above information, management of the Company believes that it has adequate financial resources to fund its operations for the current fiscal year.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

PART II - OTHER INFORMATION
ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

          None

(b)     REPORTS ON FORM 8-K

          None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CALL NOW, INC.

                         By:      /s/ WILLIAM M. ALLEN

                                      ------------------------------
                                      William M. Allen
                                      Chairman (Chief Executive Officer)

                         By:      /s/ ROBERT C. BUFFKIN

                                      ------------------------------
                                      Robert C. Buffkin
                                      President
May 11, 2001
(Principal Accounting Officer)