Form 10QSB
period 2001-06-30
CALL NOW INC
filed 2001-08-14
CIK 869484

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                   FORM 1O-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:             June 30, 2001

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
     of incorporation or organization)

               10803 GULFDALE, SUITE 222, SAN ANTONIO, TX 78216-3634
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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,340,444 shares as of
August 10, 2001.

Transitional Small Business Format:   NO

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
As used herein, the term "Company" refers to Call Now Inc., a Nevada corporation, and its subsidiaries unless otherwise indicated. Consolidated and unaudited interim financial statements including a balance sheet for the
Company as of the quarter ended June 30, 2001, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages 3 through 5 and are incorporated herein by this reference.

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30, 2001
(Unaudited)

A S S E T S
                                                  June 30          December 31
                                                    2001               2000
                                                (Unaudited)         (Audited)

Current Assets
Cash And Cash Equivalents                         $232,707            $174,559
Accounts Receivable                                 45,000              30,000
Accounts Receivable - Other                        127,633             103,114
Marketable Securities, At Market Value           5,197,568           5,253,673
Note Receivable                                    243,700             293,700
Income Tax Refund Claim                                  0             528,035
Other                                              179,493              64,682
                                                 ---------           ---------
     Total Current Assets                       $6,026,101          $6,447,763

Furniture And Equipment (Less Accumulated
     Depreciation of $32,458)                          741               2,581

Land                                             2,417,476           2,369,075

Long-Term Notes and Loan Receivables               701,370             731,370

Deferred Tax Assets                                394,591             251,522

Other                                              537,882             516,036
                                                 ---------           ---------
     Total Assets                              $10,078,161         $10,318,347
                                                 =========           =========

L I A B I L I T I E S    A N D    S T O C K H O L D E R S'    E Q U I T Y

Current Liabilities
Accounts Payable                                   $     -             $36,939
Deferred Tax Payable - Bonds                       700,324             700,324
Current Portion of Mortgage Payable                 16,862              17,657
Note Payable                                             -              52,905
Accrued Expenses                                    97,361              83,149
                                                 ---------           ---------
     Total Current Liabilities                     814,547             890,974

Non-Current Liabilities
Deferred Income                                    283,990             283,990
Mortgage Payable, less current maturity          1,686,759           1,703,657
                                                 ---------           ---------
     Total Liabilities                           2,785,296           2,878,621
                                                 ---------           ---------
Commitment and Contingencies                             -                   -

Minority Interest in Consolidated Subsidiary        13,723              16,414
                                                 ---------           ---------
Stockholders' Equity
Preferred stock, no par, shares
 authorized 800,000 shares                               -                   -
 none outstanding
Common Stock, no par shares authorized
 50,000,000,                                     5,882,941           5,882,941
 8,430,444 shares issued and 8,340,444 shares
 outstanding
Retained Earnings                                  434,572             547,521
Accumulated other comprehensive loss             1,167,679           1,198,900
Treasury stock, at cost                           (206,050)           (206,050)

     Total Stockholders' Equity                  7,279,142           7,423,312
                                                 ---------           ---------
     Total Liabilities and Stockholders'
      Equity                                   $10,078,161         $10,318,347
                                                 =========           =========

Call Now, Inc. And Subsidiaries
Consolidated Statements of Operations
Three Months and Six Months Ended June 30
(Unaudited)

                                                       Three Months Ended          Six Months Ended
                                                            June 30                    June 30
                                                       2001          2000          2001          2000
Income
Racetrack Operating Income                           $1,942,749    $1,748,840   $3,060,724    $2,789,808
Management Fees                                          45,000        45,000       90,000        90,000
Miscellaneous                                                 -             -            -             -
                                                      ---------     ---------    ---------     ---------
     Total Income                                     1,987,749     1,793,840    3,150,724     2,879,808
                                                      ---------     ---------    ---------     ---------
Costs  and Expenses
Racetrack                                             2,002,794     1,748,841    3,172,059     2,789,808
General and Administrative                              140,696       277,285      324,713       518,962
Interest                                                 41,631        38,728       78,252        76,988
Depreciation and Amortization                               920           920        1,840         1,860
                                                      ---------     ---------    ---------     ---------
     Total Cost and Expenses                          2,186,041     2,065,774    3,576,864     3,387,618
                                                      ---------     ---------    ---------     ---------
Income (Loss) from continuing operations before        (198,292)     (271,934)    (426,140)     (507,810)
    other income and expenses, income taxes, and
    minority interest

     Other Income and Expenses                          130,224       123,592      191,000       222,973
                                                      ---------     ---------    ---------     ---------
Income (Loss) before income taxes and                   (68,068)     (148,342)    (235,140)     (284,837)
     minority interest

     Income Tax Benefit (Expenses)                       42,100        60,500      119,500       111,500
                                                      ---------     ---------    ---------     ---------
Income (Loss) before minority interest                  (25,968)      (87,842)    (115,640)     (173,337)

     Minority Interest                                    1,898         3,809        2,691         2,612
                                                      ---------     ---------    ---------     ---------
     Net Income (Loss)                                 $(24,070)     $(84,033)   $(112,949)    $(170,725)
                                                      =========     =========    =========     =========
Earnings Per Share - Basic and Diluted:
     Net Income                                          (0.003)       (0.010)      (0.013)       (0.020)

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
Six Months Ended June 30, 2001
(Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                           2001          2000
Cash Flows from Operating Activities:
Net Income (Loss)                                    $(112,949)        $(170,725)

Adjustments to reconcile net income to net cash
     used in operating activities:

     Depreciation and Amortization                        1,840            1,840
     Changes in assets and liabilities:                       -                -
     (Increase) Decrease in Assets:                           -                -
        Accounts Receivable - Other                     (38,204)         281,488
        Deferred Tax Asset                             (119,500)        (112,000)
        Notes Receivable                                 50,000                -
        Income Tax Claim                                528,035                -
        Other Current Assets                           (114,811)         (59,397)
        Other Assets                                    (21,846)         (45,800)
     Increase (Decrease) in Liabilities:
        Accounts Payable                                (36,939)          56,469
        Accrued Expenses                                 14,212         (636,943)
        Accrued Expenses - Other                              -                -
        Minority Interest                                (2,691)          (2,612)
                                                        -------         --------
Net Cash provided from (used for) Operating
Activities                                             $147,147        $(687,680)
                                                        -------         --------
Cash flows from Investing Activities:

     Proceeds from the sale of marketable securities    $     -          $     -
     Capital Expenditures                               (48,401)               -
     Purchase of marketable securities                        -         (102,500)
     Notes and Loans Receivable:
         Advances                                             -          109,916
         Collections                                     30,000         (116,949)
                                                        -------         --------
Net Cash used for Investing Activities                 $(18,401)       $(109,533)
                                                        -------         --------
Cash flows from Financing Activities

     Proceeds from Loans                                      -                -
     Payment of Short Term Debt                         (52,905)               -
     Payment of Long Term Debt                          (17,693)          (7,907)
                                                        -------         --------
Net Cash (used for) provided by Financing
Activities                                             $(70,598)         $(7,907)
                                                        -------         --------
Net Increase (Decrease) in Cash                          58,148         (805,120)

Cash Balance, Begin of Year                             174,559          963,895
                                                        -------         --------
Cash Balance, End of Year                              $232,707         $158,775
                                                        =======         ========

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

CALL NOW, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

General
The unaudited interim consolidated balance sheet of the Company as of June 30,
2001 and the consolidated statement of operation for the three and six months ended June 30, 2001, included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2000 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2001, and the results of their operations for the three and six months ended June 30, 2001 and 2000, and their cash flows for the three and six months ended June 30, 2001 and 2000.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of
Call Now, Inc. and its wholly owned subsidiaries Andice Development Co., ARN
Communications Corp., National Communications Network, Inc., and Retama
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
"Accounting for Certain Investments in Debt and Equity Securities," (SFAS
115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale.  At June 30, 2001, the Company classified its investment portfolio as available for sale and held to maturity.  Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity.

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

NOTE 2 - COMMITMENT AND CONTINGENCIES

On February 15, 2001, the Company signed a contract with the Georgetown
Independent School District to sell fourteen acres of the 118 acre tract for a total of $328,300. Closing of the contract is currently planned for September
13, 2001. The balance of the property is being marketed for commercial and residential development.

The Company plans to adjust the value of its Retama Development Corporation
Bonds on an annual basis and accordingly, the value of the RDC bonds was not adjusted at June 30, 2001.

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
 AND LIQUIDITY AND CAPITAL RESOURCES

Three and Six Months Ended June 30, 2001 compared to 2000.

l   RESULTS OF OPERATIONS:

a.  REVENUES

The Company's revenues for the three months ended June 30, 2001 were
$1,942,749 as compared to $1,748,840 for the three months ended June 30, 2000.
The increase was due primarily to increased racetrack attendance and the improvement of simulcast betting facilities.

For the six months ended June 30, 2001, revenues were $3,060,724 compared to
$2,789,808 for the six months ended June 30, 2000. The increase was due to increased attendance and wagering.

Interest income for the three months ended June 30, 2001 was $130,224 as compared to $123,592 for the three months ended June 30, 2000. The increase was due to the receipt of a refund from the Internal Revenue Service that contained interest income in the amount of $63,478.

For the six months ended June 30, 2001, other income and expenses were
$191,000 compared to $222,973 for the six months ended June 30, 2000.

b.  EXPENSES

(1) Racetrack expenses for the three months ended June 30, 2001 were
$2,002,794 compared to $1,748,841 for the three months ended June 30, 2000.
The increase was due to increased racetrack activity.

For the six months ended June 30, 2001, Racetrack expenses were $3,172,059 compared to $2,789,808 for the six months ended June 30, 2000.

(2) GENERAL AND ADMINISTRATIVE

Expense for the quarter ended June 30, 2001 was $140,696 compared to
$324,713 for the June 30, 2000 quarter. The decrease was due to the principal officer not taking a salary for 2001, payroll contributions by the Trust companies and reduction of consulting and legal fees.

For the six months ended June 30, 2001, expenses were $324,713 compared to
$518,962 for the six months ended June 30, 2000.

(3) INTEREST

Interest expense for the quarter ended June 30, 2001 was $41,631 compared to
$38,728 for the June 30, 2000 quarter. The increase was due to an increase of debt.

For the six months ended June 30, 2001, interest was $78,252 compared to
$76,988 for the six months ended June 30, 2000.

(4) INCOME TAX
For the quarter ended June 30, 2001 the Company recorded income tax benefit of
$42,100 compared to $60,500 for the three months ended June 30, 2000. The decrease was due to the decrease in net operating loss.

For the six months ended June 30, 2001, the income tax benefit was $119,500 compared to $111,500 for the six months ended June 30, 2000

c.   NET LOSS

The Company had a net loss of $24,070 for the quarter ended June 30, 2001 compared to a net loss of $112,949 for the quarter ended June 30, 2000. The decrease in net loss resulted primarily from an increase in racetrack operations and a reduction of general and administrative expenses.

d.   EARNINGS PER SHARE

For the three months ended June 30, 2001, the Company recorded a net loss of
$0.003 per share compared to a net loss of $0.012 per share for the June 30,
2000 quarter.

l   LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2001, the Company was provided $147,147 from operating activities compared to using $687,680 for the six months ended June
30, 2000. The decrease was due primarily to the increase in operations activities of Retama Entertainment Group, Inc. and receiving the income tax refund claim from the Internal Revenue Service.

Cash used in investing activities for the six months ended June 30, 2001, was
$18,401 compared to cash used of $109,533 for the six months ended June 30,
2000. The decrease was due to net proceeds from the sale and purchase of
Marketable Securities and collections of Notes Receivable.

For the six months ended June 30, 2001, cash used in financing activities was
$70,598 compared to cash used of $7,907 for the six months ended June 30,
2000. The increase was due to a repayment of short and long term loans.

The Company has investments primarily in Retama Development Corporation Bonds.
The fair market value of the securities at June 30, 2001 was $4,947,373. The
Bonds produce $204,000 in non-taxable interest income.

The Company received an income tax refund in June 2001 of $564,620.

Based on the above information, management of the Company believes that it has adequate financial resources to fund its operations for the current fiscal year.

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

PART II - OTHER INFORMATION
ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

          None

(b)     REPORTS ON FORM 8-K

          None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CALL NOW, INC.

                         By:      /s/ WILLIAM M. ALLEN
                              ----------------------------------------------

                                      William M. Allen
                                      Chairman (Chief Executive Officer)

                         By:      /s/ ROBERT C. BUFFKIN
                              -----------------------------------------------
                                      Robert C. Buffkin
                                      President

August 10, 2001
(Principal Accounting Officer)