Form 10QSB
period 2001-09-30
CALL NOW INC
filed 2001-11-13
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             September 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,590,444 shares as of
November 10, 2001.

Transitional Small Business Format:   NO

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
As used herein, the term "Company" refers to Call Now Inc., a Nevada corporation, and its subsidiaries unless otherwise indicated. Consolidated and unaudited interim financial statements including a balance sheet for the
Company as of the quarter ended September 30, 2001, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as
Pages 3 through 5 and are incorporated herein by this reference.

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2001
(Unaudited)
A S S E T S
                                        September 30          December 31
                                             2001               2000
                                        (Unaudited)          (Audited)
Current Assets
Cash And Cash Equivalents                 $264,657            $174,559
Accounts Receivable                         47,500              30,000
Accounts Receivable - Other                127,633             103,114
Marketable Securities, At Market Value   5,171,673           5,253,673
Note Receivable                            243,700             293,700
Income Tax Refund Claim                          -             528,035
Other                                       77,410              64,682
                                         ---------           ---------
     Total Current Assets               $5,932,573          $6,447,763

Furniture And Equipment (Less
 Accumulated Depreciation of $33,470)        3,054               2,581

Land                                     2,465,297           2,369,075

Long-Term Notes and Loan Receivables       701,370             731,370

Deferred Tax Assets                        464,269             251,522

Other                                      479,675             516,036
                                         ---------           ---------
     Total Assets                      $10,046,238         $10,318,347
                                         =========           =========

L I A B I L I T I E S    A N D    S T O C K H O L D E R S'    E Q U I T Y

Current Liabilities
Accounts Payable                           $58,309             $36,939
Deferred Tax Payable - Bonds               700,324             700,324
Current Portion of Mortgage Payable         19,282              17,657
Note Payable                                     -              52,905
Accrued Expenses                            86,492              83,149
                                         ---------           ---------
     Total Current Liabilities             864,407             890,974

Non-Current Liabilities
Deferred Income                            283,990             283,990
Mortgage Payable, less current maturity  1,676,112           1,703,657
                                         ---------           ---------
     Total Liabilities                   2,824,509           2,878,621
                                         ---------           ---------
Commitment and Contingencies                     -                   -

Minority Interest in Consolidated
 Subsidiary                                  8,493              16,414
                                         ---------           ---------
Stockholders' Equity
Preferred stock, $.001 par value,
shares authorized 800,000 shares                 -                   -
 none outstanding
Common Stock, $.001 par value
 authorized 50,000,000,                     86,804              84,304
8,430,444 shares issued and 8,340,444
shares outstanding as of
December 31, 2000 and 8,680,444 shares
issued and 8,590,444 outstanding as
of September 30, 2001
Additional Paid-in-Capital                5,876137           5,798,637
Retained Earnings                          295,149             547,521
Accumulated other comprehensive loss     1,161,196           1,198,900
Treasury stock, at cost                   (206,050)           (206,050)
                                         ---------           ---------
     Total Stockholders' Equity          7,213,236           7,423,312
                                         ---------           ---------
     Total Liabilities and
      Stockholders' Equity             $10,046,238         $10,318,347
                                         =========           =========

Call Now, Inc. And Subsidiaries
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30
(Unaudited)

                                   Three Months Ended                     Nine Months Ended
                                   September 30                           September 30
                                   2001          2000                     2001          2000
Income
Racetrack Operating Income     $1,782,912     $1,778,294               $4,843,636     $4,568,102
Management Fees                    45,000         45,000                  135,000        135,000
Miscellaneous                           -              -                        -              -
                                ---------      ---------                ---------      ---------
     Total Income               1,827,912      1,823,294                4,978,636      4,703,102
                                ---------      ---------                ---------      ---------
Costs  and Expenses
Racetrack                       1,869,377      1,778,294                5,041,436      4,568,102
General and Administrative        188,516        175,874                  513,229        694,836
Interest                           40,096         50,899                  118,348        127,887
Depreciation and Amortization       1,012            960                    2,852          2,820
                                ---------      ---------                ---------      ---------
     Total Cost and Expenses    2,099,001      2,006,027                5,675,865      5,393,645
                                ---------      ---------                ---------      ---------
Income (Loss) from continuing
 operations before               (271,089)      (182,733)                (697,229)      (690,543)
 other income and expenses,
 income taxes, and
 minority interest

     Other Income and Expenses     93,536         60,357                  284,536        283,330
                                ---------      ---------                ---------      ---------
Income (Loss) before income
 taxes and                       (177,553)      (122,376)                (412,693)      (407,213)
 minority interest

     Income Tax Benefit (Expenses) 65,500         16,500                  152,400        128,000
                                ---------      ---------                ---------      ---------
Income (Loss) before minority
 interest                        (112,053)      (105,876)                (260,293)      (279,213)

     Minority Interest              5,230           (990)                   7,921          1,622
                                ---------      ---------                ---------      ---------
     Net Income (Loss)          $(106,823)     $(106,866)               $(252,372)     $(277,591)
                                =========      =========                =========      =========
Earnings Per Share - Basic and
Diluted:
     Net Income                      (0.01)        (0.01)                   (0.03)         (0.03)

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
Nine Months Ended September 30, 2001
(Unaudited)

                                                            Nine Months Ended
                                                              September 30
                                                        2001               2000
Cash Flows from Operating Activities:
Net Income (Loss)                                    $(252,372)           $(277,591)

Adjustments to reconcile net income to net cash
     used in operating activities:

     Depreciation and Amortization                       2,852                2,760
     Loss on sale of marketable securities                                   16,903
     Stock Issued for Services                          80,000
     Changes in assets and liabilities:                      -                    -
     (Increase) Decrease in Assets:                          -                    -
        Accounts Receivable - Other                    (24,519)             287,061
        Deferred Tax Asset                            (168,451)              64,928
        Income Tax Claim                               528,035               38,407
        Other Current Assets                           (12,728)              26,838
        Other Assets                                    18,861              (53,237)
     Increase (Decrease) in Liabilities:
        Accounts Payable                                21,370              (31,289)
        Accrued Expenses                                 3,343             (647,415)
        Deferred Income Tax Payable                                        (231,335)
        Minority Interest                               (7,921)              (3,070)
                                                       -------              -------
Net Cash provided from (used for) Operating
Activities                                            $188,470            $(807,040)
                                                       -------              -------
Cash Flows from Investing Activities:

     Proceeds from the sale of marketable securities        $-            $ 100,597
     Capital Expenditures                              (99,547)                   -
     Purchase of marketable securities                       -             (102,500)
     Notes and Loans Receivable:
         Advances                                            -               (8,663)
         Collections                                    80,000              151,630
                                                       -------              -------
Net Cash used for Investing Activities                $(19,547)            $141,064
                                                       -------              -------
Cash Flows from Financing Activities

     Proceeds from Loans                                     -               51,496
     Payment of Short Term Debt                        (52,905)                   -
     Payment of Long Term Debt                         (25,920)              (7,907)
                                                       -------              -------
Net Cash (used for) provided by Financing
Activities                                            $(78,825)             $43,589
                                                       -------              -------
Net Increase (Decrease) in Cash                         90,098             (622,387)

Cash Balance, Begin of Year                            174,559              963,895
                                                       -------              -------
Cash Balance, End of Year                             $264,657             $341,508
                                                       =======              =======

CALL NOW, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

General

The unaudited interim consolidated balance sheet of the Company as of
September 30, 2001 and the consolidated statement of operation for the three and nine months ended September 30, 2001, included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities
Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the
Securities Act of 1933, as amended. The December 31, 2000 Consolidated Balance
Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2001, and the results of their operations for the three and nine months ended September 30, 2001 and 2000, and their cash flows for the three and nine months ended September 30, 2001 and 2000.

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
"Accounting for Certain Investments in Debt and Equity Securities," (SFAS
115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale.  At September 30, 2001, the Company classified its investment portfolio as available for sale and held to maturity.  Securities available for sale are carried at fair market value with unrealized gains and losses included in stockholders' equity.

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

NOTE 2 - COMMITMENT AND CONTINGENCIES

On February 15, 2001, the Company signed a contract with the Georgetown
Independent School District to sell fourteen acres of the 118 acre tract for a total of $328,300. Closing of the contract is pending subject to zoning and permits from the City of Georgetown. The balance of the property is being marketed for commercial and residential development.

The Company plans to adjust the value of its Retama Development Corporation
Bonds on an annual basis and accordingly, the value of the RDC bonds was not adjusted at September 30, 2001.

NOTE 3 - S-8 FILING

In September 2001, the Company filed an S-8 offering to register 250,000 shares of its common stock. The stock was issued to its President, Robert
Buffkin, as salary of 1998, 1999, and 2000. The stock was valued at $80,000.

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
   AND LIQUIDITY AND CAPITAL RESOURCES

           Three and Nine Months Ended September 30, 2001 compared to 2000.
l   RESULTS OF OPERATIONS:

                     a.  REVENUES

The Company's revenues for the three months ended September 30, 2001 were
$1,827,912 as compared to $1,823,294 for the three months ended September 30,
2000. The increase was due primarily to increased racetrack attendance and the improvement of simulcast betting facilities.

For the nine months ended September 30, 2001, revenues were $4,978,636 compared to $4,703,102 for the nine months ended September 30, 2000. The increase was due to increased attendance and wagering.

Interest income for the three months ended September 30, 2001 was $93,536 as compared to $60,357 for the three months ended September 30, 2000.

For the nine months ended September 30, 2001, other income and expenses were
$284,536 compared to $283,330 for the nine months ended September 30, 2000.
The increase was due to the receipt of a refund from the Internal Revenue
Service that contained interest income in the amount of $63,478.

                   b.  EXPENSES

(1) Racetrack expenses for the three months ended September 30, 2001 were
$1,869,377 compared to $1,778,294 for the three months ended September 30,
2000. The increase was due to increased racetrack activity.

For the nine months ended September 30, 2001, racetrack expenses were
$5,041,436 compared to $4,568,102 for the nine months ended September 30,
2000.

(2) GENERAL AND ADMINISTRATIVE
       Expense for the quarter ended September 30, 2001 was $188,516 compared to $175,874 for the September 30, 2000 quarter. The increase was due to stock being issued to the Company's President in exchange for salary.

For the nine months ended September 30, 2001, expenses were $513,229 compared to $694,836 for the nine months ended September 30, 2000.

(3) INTEREST
Interest expense for the quarter ended September 30, 2001 was $40,096 compared to $50,899 for the September 30, 2000 quarter. The decrease was due to a decrease of debt.

For the nine months ended September 30, 2001, interest was $118,348 compared to $127,887 for the nine months ended September 30, 2000.

(4) INCOME TAX
For the quarter ended September 30, 2001 the Company recorded income tax benefit of $65,500 compared to $16,500 for the three months ended September
30, 2000. The increase was due to the increase in net operating loss.

For the nine months ended September 30, 2001, the income tax benefit was
$152,400 compared to $128,000 for the nine months ended September 30, 2000.

               c.   NET LOSS

The Company had a net loss of $106,823 for the quarter ended September 30,
2001 compared to a net loss of $106,866 for the quarter ended September 30,
2000. The decrease in net loss resulted primarily from an increase in racetrack operations and a reduction of general and administrative expenses.

               d.   EARNINGS PER SHARE

For the three months ended September 30, 2001, the Company recorded a net loss of $0.01 per share compared to a net loss of $0.01 per share for the September
30, 2000 quarter.

l   LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2001, the Company was provided
$188,470 from operating activities compared to using $807,040 for the nine months ended September 30, 2000. The decrease was due primarily to the increase in operations activities of Retama Entertainment Group, Inc. and receiving the income tax refund claim from the Internal Revenue Service.

Cash used in investing activities for the nine months ended September 30,
2001, was $19,547 compared to cash used of $141,064 for the nine months ended
September 30, 2000. The decrease was due to net proceeds from the sale and purchase of Marketable Securities and collections of Notes Receivable.

For the nine months ended September 30, 2001, cash used in financing activities was $78,825 compared to cash provided from $43,589 for the nine months ended September 30, 2000. The increase was due to a repayment of short and long term loans.

The Company has investments primarily in Retama Development Corporation Bonds.
The fair market value of the securities at September 30, 2001 was $4,947,373.
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
November 12, 2001
(Principal Accounting Officer)