Form 10KSB/A
period 2000-12-31
CALL NOW INC
filed 2002-01-08
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

COMMISSION FILE NO. 0-27160

CALL NOW, INC.

(Exact name of small business issuer in its charter)

        NEVADA                                         65-0337175
(State of Incorporation)                     (IRS Employer Identification No.)10803

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

Call Now, Inc. (the Company) was organized under the laws of the State of
Florida on September 24, 1990 under the name Rad San, Inc. It changed its name to Phone One International, Inc. in January 1994 and to Call Now, Inc. in
December 1994. We changed our domicile to the state of Nevada in 1999.

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

On April 7, 1997, the Company acquired the balance of the RDC bonds in exchange for 60,000 shares of the Company's common stock, 15,000 shares of
Compressent Corporation (Compressent) common stock, and $2,150,000 in cash.
The cost of the remaining bonds purchased by the Company, including acquisition costs, was $3,187,728. At December 31, 1997 the Company's total holdings of RDC bonds were: (a) 1997 Series A 7% bonds- $7,000,000 and (b)
1997 Series B 8% bonds- $86,925,000.

Due to unanticipated difficulty in securing complete financing for the bond transaction and the possibility of losing a three million dollar non-refundable deposit, the Company decided to approach the second bidder for the RDC bonds. As a result, Howe, Solomon and Hall (HSH) agreed to purchase
50% of the bonds for $3.69 million which resulted in a loss of $1.7 million.
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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO 1999

Results of Operations

a. Revenues and Other Income

The Company's income for the year ended December 31, 2000 was $6,218,399 compared to $5,905,224 for the year ended December 31, 1999. The increase in income for the current year is primarily attributable to the operations of
Retama Park Racetrack. Interest income for the year ended December 31, 2000 was $270,387 compared to $303,264 for the year ended December 31, 1999. The decrease was due primarily to additional investment of cash received from the income tax refund in 1999.

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

We have investments in Retama Development Corporation Bonds. The fair market value of the securities at December 31, 2000 was $4,335,910. The Series A bonds will generate $139,300 in interest income.

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

Restated Financial Statements

In reviewing the financial statements, current management has determined that the transaction previously reported as a bond conversion from Series A to
Series B Bonds was not going to be completed by all of the parties. As previously reported, the Series 1997 A & B bonds allowed conversion of the
Series B bonds to Series A bonds based on a quotient resulting from the lower of EBITDA for the last two immediately preceding fiscal year divided by .0875.
Based on an "Agreed-Upon Procedure" by the principle auditors of RDC, $925,000
Series B bonds was converted to Series A bonds effective September 1, 2000.
Also, $283,390 in deferred interest income became due and payable over the balance of the term of the bonds; which is 33 years. The market value of the bonds has been reduced, the deferred interest has been removed, and the accrued interest has been removed from the balance sheet and the statement of operations.

Since this conversion was not completed, the financial statements have been restated. The effect is as follows:

                                   As Reported               As Restated

Total Assets                       $10,318,347               $ 9,363,011
Total Liabilities                    2,878,621                 2,354,674
Total Stockholders' Equity           7,423,312                 6,991,923
Net Income                          (510,071)                (531,654)

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

      NAME                         AGE        POSITION
William M. Allen...................74         Chairman and Director
Robert C. Buffkin..................69         President and Director
Bryan P. Brown.....................39         Director Susan
Lurvey.............................36         Secretary

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

The following table sets forth the number of stock options held by the executive officers named in the Summary Compensation Table as of December 31,
2000 and the value of unexercised in-the-money options held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any options during the 2000 year.

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

                                                       Percent of
                               Number of               Outstanding
Name                           Shares                  Common Stock
William M. Allen.............  5,021,000  (1)(2)          60.20%
Robert C. Buffkin............    621,000  (2)              7.454
Susan Lurvey.................     18,000                   *
Bryan P. Brown...............    900,000  (2)             10.7

Officers and Directors
as a group (4 Persons)......   6,560,000 (1)(2)           77.8%

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Certain exhibits listed below are incorporated by reference to previously filed registration statements and reports as indicated in the Incorporated by
Reference Note column and notes below.

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
(888) 699-1287 ¨ (210) 691-2911 (fax)
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

Clyde Bailey
Certified Public Accountant

March 14, 2001
Except for Note 17- December 28, 2001

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of  December 31, 2000

A S S E T S

Current Assets
Cash And Cash Equivalents                               $174,559
Accounts Receivable                                       30,000
Accounts Receivable - Other                              103,114
Marketable Securities, At Market Value                 4,603,910
Income Tax Refund Claim                                  528,035
Note Receivable                                          293,700
Other                                                     43,099
                                                       ---------
     Total Current Assets                             $5,776,417

Furniture And Equipment
     (Less Accumulated Depreciation of $30,618)            2,581

Land                                                   2,369,075

Long-Term Notes and Loan Receivables                     731,370

Deferred Tax Assets                                      251,522

Other                                                    232,046
                                                       ---------
     Total Assets                                     $9,363,011
                                                       =========

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of  December 31, 2000

L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

Current Liabilities
Accounts Payable                                          $36,939
Deferred Tax Payable - Bonds                              460,367
Current Portion of Mortgage Payable                        17,657
Note Payable                                               52,905
Accrued Expenses                                           83,149
                                                        ---------
     Total Current Liabilities                            651,017

Non-Current Liabilities
Mortgage Payable, less current maturity                 1,703,657
                                                        ---------
     Total Non-Current Liabilities                      1,703,657

     Total Liabilities                                  2,354,674
                                                        ---------
Commitment and Contingencies                                    -

Minority Interest in Consolidated Subsidiary               16,414
                                                        ---------
Stockholders' Equity
Preferred stock, .001 par value                               -
     authorized 800,000 shares
     none outstanding
Common Stock, .001 par value                                8,430
     authorized 50,000,000,
     8,430,444 shares issued
     and 8,340,444 shares outstanding
Additional Paid-In-Capital                              5,874,511
Retained Earnings                                         525,938
Accumlulated other comprehensive income                   789,094
Treasury stock, at cost                                  (206,050)
                                                        ---------
     Total Stockholders' Equity                         6,991,923
                                                        ---------
     Total Liabilities and Stockholders' Equity        $9,363,011
                                                        =========

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
                                                                  Restated

                                                   Years Ended December 31
                                                       2000          1999
Income
Race Track Operating Income                        $6,038,399       $5,725,224
Management Fees                                       180,000          180,000
                                                    ---------        ---------
     Total Income                                   6,218,399        5,905,224
                                                    ---------        ---------
Costs  and Expenses
Salaries and Wages                                  5,251,498        5,167,529
Payroll Taxes and Benefits                          1,038,542        1,021,267
Legal & Professional                                  317,866          340,448
Consulting Fees                                        16,586          106,456
General and Administrative                            311,587          415,709
Interest                                              168,624          267,291
Depreciation and Amortization                           3,700            4,180
                                                    ---------        ---------
     Total Cost and Expenses                        7,108,403        7,322,880
                                                    ---------        ---------
(Loss) from continuing operations before             (890,004)      (1,417,656)
    other income and expenses, income taxes, and
    minority interest

     Other Income and Expenses                        223,951          102,789
                                                    ---------        ---------
(Loss) before income taxes and                       (666,053)      (1,314,867)
     minority interest

     Income Tax Benefit                               134,043          447,814
                                                    ---------        ---------
(Loss) before minority interest                      (532,010)        (867,053)

     Minority Interest                                    356            2,662
                                                    ---------        ---------

     Net (Loss)                                     $(531,654)       $(864,391)
                                                    =========        =========
Earnings Per Share - Basic and Diluted:
     Net (Loss)                                         (0.06)           (0.10)

CALL NOW, INC. AND SUBSIDIARIES
   Consolidated Statements of Cash Flows

                                                        Years Ended December 31
                                                            2000          1999

Cash Flows from Operating Activities:
Net (Loss)                                              $(531,654)       $(864,391)

Adjustments to reconcile net loss to net cash
     used in operating activities:

     Depreciation and Amortization                          3,700            4,180
     Income Tax Refund Claim                               38,407        1,305,345
     Loss on sale of marketable securities                      -          150,159
     Changes in assets and liabilities:
     (Increase) Decrease in Assets:
        Accounts Receivable                                15,000            3,999
        Accounts Receivable - Other                       268,311         (371,425)
        Deferred Tax Asset                               (186,513)         117,099
        Other Current Assets                               55,081          (66,386)
        Other Assets                                       (8,227)         (11,605)
     Increase (Decrease) in Liabilities:
        Accounts Payable                                    2,223          (16,632)
        Accrued Expenses                                 (503,646)        (202,843)
        Accrued Expenses-Other                           (168,740)        (155,523)
        Deferred Income                                        -                -
        Minority Interest                                    (356)          (2,662)
                                                          -------          -------
     Total Adjustments                                   (484,760)         753,706
                                                          -------          -------
Net Cash (used for) Operating Activities               (1,016,414)        (110,685)
                                                          -------          -------

CALL NOW, INC. AND SUBSIDIARIES
   Consolidated Statements of Cash Flows

                                                        Years Ended December 31
                                                            2000          1999

Cash Flows from Investing Activities:

     Proceeds from the sale of marketable securities            -        4,429,021
     Capital Expenditures                                       -                -
     Purchase of marketable securities                   (306,300)      (2,000,000)
     Notes and Loans Receivable:
         Advances                                               -          (14,856)
         Cancellations                                    339,916                -
         Collections                                      456,300          120,000
     Proceeds from bond redemption                         15,000           10,000
                                                          -------          -------
Net Cash provided by Investing Activities                 504,916        2,544,165
                                                          -------          -------
Cash Flows from Financing Activities

     Payment of Short-term debt                                 -       (2,000,000)
     Cancellation of Common Stock                        (322,837)
     Note Payable                                          52,905                -
     Payment of Long Term Debt                             (7,907)         (14,806)
                                                          -------          -------
Net Cash provided by (used for) Financing Activities     (277,839)      (2,014,806)
                                                          -------          -------
Net Increase in Cash                                     (789,337)         418,674

Cash Balance, Beginning of Year                           963,896          545,222
                                                          -------          -------
Cash Balance, End of Year                                $174,559         $963,896
                                                          =======          =======
Supplemental cashflow information:
     Cash Paid for interest                              $168,624         $267,291
     Cash Paid for income taxes                          $      -         $      -

CALL NOW, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2000 and 1999

Restated

                                                                                                                                       Accumulated
                                                                                                              Subscription                Other
                                             Common Stock          Additional           Treasury Stock        Notes Receivable        Comprehensive        Retained
                                        Shares      Amount      Paid-In-Calital      Shares      Amount       Shares     Amount          Income (Loss)     Earnings        Total

Balance December 31, 1998                8,585,444       8,585       6,197,193       90,000       (206,050)    115,000    (230,000)       (7,141)          1,921,984       7,684,571

Comprehensive
(Loss):

     Net (Loss)                                                                                                                                             (864,392)       (864,392)
     Unrealized (Loss) on securities                                                                                                     839,459                             839,459

     Total Comprehensive (Loss)                                                                                                                                              (24,933)
                                                                                                                                                                           ---------
                                        ----------     --------      ----------    --------       ---------   --------     --------    ---------          ----------      ----------
Balance, December 31, 1999               8,585,444       $8,585       6,197,193      90,000       $(206,050)   115,000    $(230,000)    $832,318          $1,057,592      $7,659,638

Comprehensive (Loss):

     Net (Loss)                                                                                                                                             (531,654)       (531,654)
     Unrealized Gain on securities                                                                                                       (43,224)                            (43,224)
                                                                                                                                                                           ---------
     Total Comprehensive Income (Loss)                                                                                                                                      (574,878)
                                                                                                                                                                           ---------
      Stock Cancelled                     (155,000)        (155)       (322,682)                              (115,000)     230,000                                          (92,837)
                                        ----------     --------      ----------    --------       ---------   --------     --------    ---------          ----------      ----------
Balance, December 31, 2000               8,430,444       $8,430       5,874,511      90,000       $(206,050)         -     $      -      789,094             525,938       6,991,923
                                        ==========     ========      ==========    ========       =========   ========     ========    =========          ==========      ==========

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

Segments of an Enterprise and Related Information
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about
Segments of an Enterprise and Related Information, supersedes SFAS No. 14,
"Financial Reporting for Segments of a Business Enterprise." SFAS 131
establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customer
s.  SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

                                                     Gross         Gross
                                                     Unrealized    Unrealized      Market
Available for sale:                       Cost       Gains         Losses          Value
     Municipal bonds and notes
     Corporate                    $  3,052,464     $ 1,283,446     $       -     $   4,335,910
     Securities                        321,885               -        53,885           268,000
                              -----------------     ------------   ------------    -------------
                                  $  3,374,349     $ 1,283,446     $    53,885   $   4,603,910

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

NOTE 7 - STOCKHOLDERS' EQUITY

The Company has authorized 800,000 shares of $.001 par value preferred stock.
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

     Options Outstanding                       Options Exercisable

Range of              Number of Options       Weighted Average     Range of              Number of Options       Weighted Average
Exercise Prices       Outstanding at          remaining            Exercise Prices       Outstanding at          remaining
                      12/31/00                contractual life                           12/31/00                contractual life

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

The net operating loss for 1999 was carried back to 1996 and 1997 and the unused portion will be carried forward along the net operating loss from 2000.
The net operating loss will expire in 2019 and 2020.

Call Now, Inc.
And Subsidiaries
Notes to Financial Statements

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

                                   ------- 2000 -------                                 ------- 1999 -------
Earnings Per            (Loss)              Shares          Per Share            (Loss)            Shares        Per Share
Common Share         (Numerator)          (Denominator)     Amount              (Numerator)       (Denominator)   Amount

Net Income         ( $   510,071)          8,340,444        ( $ .06 )          ( $ 864,392)        8,495,444       ( $.10)

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

                                             2000               1999

Interest Income                            270,387                  303,264
Gain (Loss) on Sale of Assets          (16,903)              (191,202)
Accrued Expense - Other                 (29,533)            (9,273)

          Total                     $       223,951         $       102,789

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

Note 17 - Restated Financial Statements

In reviewing the financial statements, current management has determined that the transaction previously reported as a bond conversion from Series A to
Series B Bonds was not going to be completed by all of the parties. As previously reported, the Series 1997 A & B bonds allowed conversion of the
Series B bonds to Series A bonds based on a quotient resulting from the lower of EBITDA for the last two immediately preceding fiscal year divided by .0875.
Based on an "Agreed-Upon Procedure" by the principle auditors of RDC, $925,000
Series B bonds was converted to Series A bonds effective September 1, 2000.
Also, $283,390 in deferred interest income became due and payable over the balance of the term of the bonds; which is 33 years. The market value of the bonds has been reduced, the deferred interest has been removed, and the accrued interest has been removed from the balance sheet and the statement of operations.

Since this conversion was not completed, the financial statements have been restated. The effect is as follows:

                                   As Reported               As Restated

Total Assets                         $10,318,347               $ 9,363,011
Total Liabilities                      2,878,621                 2,354,674
Total Stockholders' Equity             7,423,312                 6,991,923
Net Income                            (510,071)                (531,654)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALL NOW, INC.

By:       /s/ Thomas R Johnson
------------------------------------
              Thomas R Johnson
              President

January 3, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ Thomas R Johnson    Chairman and Director            January 3, 2002
------------------     (Principal Executive Officer)
    Thomas R Johnson   (Principal Accounting Officer)