Form 10QSB/A
period 2001-03-31
CALL NOW INC
filed 2002-01-08
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 1O-QSB/A

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

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2001
(Unaudited)
                                                                                       Restated
A S S E T S
                                                                 March 31              December 31
                                                                 2001                  2000
                                                                 (Unaudited)          (Audited)

Current Assets
Cash And Cash Equivalents                                         $58,239            $174,559
Accounts Receivable                                                45,000              30,000
Accounts Receivable - Other                                       121,864             103,114
Marketable Securities, At Market Value                          4,538,810           4,603,910
Note Receivable                                                   294,489             293,700
Income Tax Refund Claim                                           528,035             528,035
Other                                                              76,110              43,099
                                                                ---------           ---------
     Total Current Assets                                      $5,662,547          $5,776,417

Furniture And Equipment (Less Accumulated
     Depreciation of $31,538)                                       1,661               2,581

Land                                                            2,369,075           2,369,075

Long-Term Notes and Loan Receivables                              701,370             731,370

Deferred Tax Assets                                               328,922             251,522

Other                                                             238,595             232,046
                                                                ---------           ---------
     Total Assets                                              $9,302,170          $9,363,011
                                                                =========           =========

L I A B I L I T I E S    A N D    S T O C K H O L D E R S'    E Q U I T Y

Current Liabilities
Accounts Payable                                                  $15,675             $36,939
Deferred Tax Payable - Bonds                                      460,367             460,367
Current Portion of Mortgage Payable                                16,862              17,657
Note Payable                                                      207,509              52,905
Accrued Expenses                                                   49,418              83,149
                                                                ---------           ---------
     Total Current Liabilities                                    749,831             651,017

Non-Current Liabilities
Mortgage Payable, less current maturity                         1,686,759           1,703,657
                                                                ---------           ---------
     Total Liabilities                                          2,436,590           2,354,674
                                                                ---------           ---------
Commitment and Contingencies                                            -                   -

Minority Interest in Consolidated Subsidiary                       15,621              16,414
                                                                ---------           ---------
Stockholders' Equity
Preferred stock, $.001 par value shares authorized 800,000
shares                                                                  -                   -
     none outstanding
Common Stock, $.001 par value shares authorized 50,000,000,         8,430               8,430
8,430,444 shares issued and 8,340,444 shares outstanding
Additional Paid In Capital                                      5,874,511           5,874,511
Retained Earnings                                                 420,871             525,938
Accumlulated other comprehensive loss                             752,197             789,094
Treasury stock, at cost                                          (206,050)           (206,050)
                                                                ---------           ---------
     Total Stockholders' Equity                                 6,849,959           6,991,923
                                                                ---------           ---------
     Total Liabilities and Stockholders' Equity                $9,302,170          $9,363,011
                                                                =========           =========

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31, 2001                                                   Restated
(Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                      2001          2000

Income
Race Track Operating Income                                     $1,117,975        $1,040,968
Management Fees                                                     45,000            45,000
                                                                 ---------         ---------
     Total Income                                               $1,162,975        $1,085,968
                                                                 ---------         ---------
Costs  and Expenses
Racetrack                                                       $1,169,265        $1,076,478
General and Administrative                                         184,017           206,166
Interest                                                            36,621            38,760
Depreciation and Amortization                                          920               940
                                                                 ---------         ---------
     Total Cost and Expenses                                    $1,390,823        $1,322,344
                                                                 ---------         ---------
Income (Loss) from continuing operations                          (227,848)         (236,376)
    before other income and expenses,
    income taxes and minority interest

     Other Income and Expenses                                     $44,588           $99,381
                                                                 ---------         ---------
Income (Loss) before income taxes and                             (183,260)         (136,995)
     minority interest

     Income Tax Benefit (Expenses)                                 $77,400           $51,000
                                                                 ---------         ---------
Income (Loss) before minority interest                            (105,860)          (85,995)

     Minority Interest                                                 793            (1,197)
                                                                 ---------         ---------
     Net Income (Loss)                                           $(105,067)         $(87,192)
                                                                 =========         =========
Earnings Per Share - Basic and Diluted:
     Net Income                                                     (0.013)           (0.012)

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
Three Months Ended March 31, 2001                                                     Restated
(Unaudited)

                                                                      Three Months Ended
                                                                            March 31,
                                                                       2001          2000

Cash Flows from Operating Activities:                            $(105,067)         $(87,192)
Net Income (Loss)

Adjustments to reconcile net income to net cash
     used in operating activities:

     Depreciation and Amortization                                     920               920
     Changes in assets and liabilities:                                  -                 -
     (Increase) Decrease in Assets:                                      -                 -
        Accounts Receivable - Other                                (33,750)          273,571
        Deferred Tax Asset                                         (77,400)          (51,000)
        Other Current Assets                                       (49,199)          (26,424)
        Other Assets                                                (6,549)          (22,255)
     Increase (Decrease) in Liabilities:
        Accounts Payable                                           (21,264)           93,685
        Accrued Expenses                                           (17,543)         (534,763)
        Accrued Expenses - Other                                         -          (104,441)
        Minority Interest                                             (793)            1,197
                                                                 ---------         ---------
Net Cash used for Operating Activities                           $(310,645)        $(456,702)
                                                                 ---------         ---------
Cash flows from Investing Activities:

     Proceeds from the sale of marketable securities               $28,203         $       -
     Capital Expenditures                                                -                 -
     Purchase of marketable securities                                   -          (102,500)
     Notes and Loans Receivable:
         Advances                                                     (789)           (8,663)
         Collections                                                30,000                 -
                                                                 ---------         ---------
Net Cash used for Investing Activities                             $57,414         $(111,163)
                                                                 ---------         ---------
Cash flows from Financing Activities

     Proceeds from Loans                                           154,604                 -
     Payment of Long Term Debt                                     (17,693)           (7,908)
                                                                 ---------         ---------
Net Cash used for provided by Financing Activities                $136,911           $(7,908)
                                                                 ---------         ---------
Net Increase (Decrease) in Cash                                   (116,320)         (575,773)

Cash Balance, Begin of Year                                        174,559           963,895
                                                                 ---------         ---------
Cash Balance, End of Year                                          $58,239          $388,122
                                                                 =========         =========

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
"Accounting for Certain Investments in Debt and Equity Securities,"  (SFAS
115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale.  At December 31, 2000, the Company classified its investment portfolio as available for sale and held to maturity.  Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity.

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

Interest income for the three months ended March 31, 2001 was $42,467 as compared to $87,615 for the three months ended March 31, 2000. The decrease was due to the reduction of investments.

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

               c.   NET LOSS

The Company had a net loss of $105,067 for the quarter ended March 31, 2001 compared to a net loss of $87,192 for the quarter ended March 31, 2000. The increase in net loss resulted primarily from an increase in racetrack operations and a reduction of general and administrative expenses.

               d.   EARNINGS PER SHARE

For the three months ended March 31, 2001, the Company recorded a net loss of
$0.013 per share compared to a net loss of $0.012 per share for the March 31,
2000 quarter.

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

The Company has investments primarily in Retama Development Corporation Bonds.
The fair market value of the securities at March 31, 2001 was $4,335,910. The
Bonds produce $139,900 in annual non-taxable interest income.

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

                                   CALL NOW, INC.

                         By:      /s/ Thomas R Johnson
                                      ----------------------------------------------
                                      Thomas R Johnson
                                    Chairman (Chief Executive Officer)
                                                  and
December 28, 2001                   (Principal Accounting Officer)