Form 10QSB/A
period 2001-06-30
CALL NOW INC
filed 2002-01-08
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

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

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30, 2001
(Unaudited)
                                                                                Restated
A S S E T S
                                                            June 30          December 31
                                                            2001             2000
                                                            (Unaudited)      (Audited)

Current Assets
Cash And Cash Equivalents                                    $232,707            $174,559
Accounts Receivable                                            45,000              30,000
Accounts Receivable - Other                                   127,633             103,114
Marketable Securities, At Market Value                      4,547,805           4,603,910
Note Receivable                                               243,700             293,700
Income Tax Refund Claim                                             0             528,035
Other                                                         125,535              43,099
                                                            ---------           ---------
     Total Current Assets                                  $5,322,380          $5,776,417

Furniture And Equipment (Less Accumulated
     Depreciation of $32,458)                                     741               2,581

Land                                                        2,417,476           2,369,075

Long-Term Notes and Loan Receivables                          701,370             731,370

Deferred Tax Assets                                           394,591             251,522

Other                                                         253,892             232,046
                                                            ---------           ---------
     Total Assets                                          $9,090,450          $9,363,011
                                                            =========           =========

L I A B I L I T I E S    A N D    S T O C K H O L D E R S'    E Q U I T Y

Current Liabilities
Accounts Payable                                              $     -             $36,939
Deferred Tax Payable - Bonds                                  460,367             460,367
Current Portion of Mortgage Payable                            16,862              17,657
Note Payable                                                        -              52,905
Accrued Expenses                                               97,361              83,149
                                                            ---------           ---------
     Total Current Liabilities                                574,590             651,017

Non-Current Liabilities
Mortgage Payable, less current maturity                     1,686,759           1,703,657
                                                            ---------           ---------
     Total Liabilities                                      2,261,349           2,354,674
                                                            ---------           ---------
Commitment and Contingencies                                        -                   -

Minority Interest in Consolidated Subsidiary                   13,723              16,414
                                                            ---------           ---------
Stockholders' Equity
Preferred stock, no par, shares authorized 800,000
shares                                                              -                   -
     none outstanding
Common Stock, $.001 par shares authorized 50,000,000,           8,430               8,430
     8,430,444 shares issued and 8,340,444 shares outstanding
Additional Paid-In-Capital                                  5,874,511           5,874,511
Retained Earnings                                             380,614             525,938
Accumulated other comprehensive loss                          757,873             789,094
Treasury stock, at cost                                      (206,050)           (206,050)
                                                            ---------           ---------
     Total Stockholders' Equity                             6,815,378           6,991,923
                                                            ---------           ---------
     Total Liabilities and Stockholders' Equity            $9,090,450          $9,363,011
                                                            =========           =========

Call Now, Inc. And Subsidiaries
Consolidated Statements of Operations
Three Months and Six Months Ended June 30
(Unaudited)
                                                                                                    Restated

                                                       Three Months Ended                     Six Months Ended
                                                            June 30                                June 30
                                                       2001          2000                    2001          2000
Income
Racetrack Operating Income                      $1,942,749            $1,748,840            $3,060,724        $2,789,808
Management Fees                                     45,000                45,000                90,000            90,000
Miscellaneous                                            -                     -                     -                 -
                                                 ---------             ---------             ---------         ---------
     Total Income                                1,987,749             1,793,840             3,150,724         2,879,808
                                                 ---------             ---------             ---------         ---------
Costs  and Expenses
Racetrack                                        2,002,794             1,748,841             3,172,059         2,789,808
General and Administrative                         140,696               277,285               324,713           518,962
Interest                                            41,631                38,728                78,252            76,988
Depreciation and Amortization                          920                   920                 1,840             1,860
                                                 ---------             ---------             ---------         ---------
     Total Cost and Expenses                     2,186,041             2,065,774             3,576,864         3,387,618
                                                 ---------             ---------             ---------         ---------
Income (Loss) from continuing operations before   (198,292)             (271,934)             (426,140)         (507,810)
    other income and expenses, income taxes, and
    minority interest

     Other Income and Expenses                     114,036               123,592               158,624           222,973
                                                 ---------             ---------             ---------         ---------
Income (Loss) before income taxes and              (84,256)             (148,342)             (267,516)         (284,837)
     minority interest

     Income Tax Benefit (Expenses)                  42,100                60,500               119,500           111,500
                                                 ---------             ---------             ---------         ---------
Income (Loss) before minority interest             (42,156)              (87,842)             (148,016)         (173,337)

     Minority Interest                               1,898                 3,809                 2,691             2,612
                                                 ---------             ---------             ---------         ---------
     Net Income (Loss)                            $(40,258)             $(84,033)            $(145,325)        $(170,725)
                                                 =========             =========             =========         =========
Earnings Per Share - Basic and Diluted:
     Net Income                                     (0.005)               (0.010)               (0.017)           (0.020)

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
Six Months Ended June 30, 2001
                                                                                               Restated
(Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                          2001          2000
Cash Flows from Operating Activities:
Net Income (Loss)                                                   $(145,325)           $(170,725)

Adjustments to reconcile net income to net cash
     used in operating activities:

     Depreciation and Amortization                                      1,840                1,840
     Changes in assets and liabilities:                                     -                    -
     (Increase) Decrease in Assets:                                         -                    -
        Accounts Receivable - Other                                   (38,204)             281,488
        Deferred Tax Asset                                           (119,500)            (112,000)
        Notes Receivable                                               50,000                    -
        Income Tax Claim                                              528,035                    -
        Other Current Assets                                          (82,436)             (59,397)
        Other Assets                                                  (21,846)             (45,800)
     Increase (Decrease) in Liabilities:
        Accounts Payable                                              (36,939)              56,469
        Accrued Expenses                                               14,213             (636,943)
        Accrued Expenses - Other                                            -                    -

        Minority Interest                                              (2,691)              (2,612)
                                                                      -------             --------
Net Cash provided from (used for) Operating Activities               $147,147            $(687,680)
                                                                      -------             --------
Cash flows from Investing Activities:

     Proceeds from the sale of marketable securities                 $      -            $       -
     Capital Expenditures                                             (48,401)                   -
     Purchase of marketable securities                                      -             (102,500)
     Notes and Loans Receivable:
         Advances                                                           -              109,916
         Collections                                                   30,000             (116,949)
                                                                      -------             --------
Net Cash used for Investing Activities                               $(18,401)           $(109,533)
                                                                      -------             --------
Cash flows from Financing Activities

     Proceeds from Loans                                                    -                    -
     Payment of Short Term Debt                                       (52,905)                   -
     Payment of Long Term Debt                                        (17,693)              (7,907)
                                                                      -------             --------
Net Cash (used for) provided by Financing
Activities                                                           $(70,598)             $(7,907)
                                                                      -------             --------
Net Increase (Decrease) in Cash                                        58,148             (805,120)

Cash Balance, Begin of Year                                           174,559              963,895
                                                                      -------             --------
Cash Balance, End of Year                                            $232,707             $158,775
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

Interest income for the three months ended June 30, 2001 was $114,036 as compared to $123,592 for the three months ended June 30, 2000. The increase was due to the receipt of a refund from the Internal Revenue Service that contained interest income in the amount of $63,478.

For the six months ended June 30, 2001, other income and expenses were
$158,624 compared to $222,973 for the six months ended June 30, 2000.

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

               c.   NET LOSS

The Company had a net loss of $40,258 for the quarter ended June 30, 2001 compared to a net loss of $84,033 for the quarter ended June 30, 2000. The decrease in net loss resulted primarily from an increase in racetrack operations and a reduction of general and administrative expenses.

               d.   EARNINGS PER SHARE

For the three months ended June 30, 2001, the Company recorded a net loss of
$0.005 per share compared to a net loss of $0.010 per share for the June 30,
2000 quarter.

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

The Company has investments primarily in Retama Development Corporation Bonds.
The fair market value of the securities at June 30, 2001 was $4,335,910. The
Bonds produce $139,900 in non-taxable interest income.

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

                                   CALL NOW, INC.

By:      /s/ Thomas R Johnson
----------------------------------------------

             Thomas R Johnson
                                    Chairman (Chief Executive Officer)
                                                  and
January 3, 2002                     (Principal Accounting Officer)