Form 10QSB/A
period 2001-09-30
CALL NOW INC
filed 2002-01-08
CIK 869484

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

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2001
                                                                                Restated
(Unaudited)
A S S E T S
                                                            September 30          December 31
                                                            2001                  2000
                                                            (Unaudited)           (Audited)
Current Assets
Cash And Cash Equivalents                                    $264,657            $174,559
Accounts Receivable                                            47,500              30,000
Accounts Receivable - Other                                   127,633             103,114
Marketable Securities, At Market Value                      4,521,910           4,603,910
Note Receivable                                               243,700             293,700
Income Tax Refund Claim                                             -             528,035
Other                                                           7,263              43,099
                                                            ---------           ---------
     Total Current Assets                                  $5,212,663          $5,776,417

Furniture And Equipment (Less Accumulated
     Depreciation of $33,470)                                   3,054               2,581

Land                                                        2,465,297           2,369,075

Long-Term Notes and Loan Receivables                          701,370             731,370

Deferred Tax Assets                                           464,269             251,522

Other                                                         195,685             232,046
                                                            ---------           ---------
     Total Assets                                          $9,042,338          $9,363,011
                                                            =========           =========

L I A B I L I T I E S    A N D    S T O C K H O L D E R S'    E Q U I T Y

Current Liabilities
Accounts Payable                                              $58,309             $36,939
Deferred Tax Payable - Bonds                                  460,367             460,367
Current Portion of Mortgage Payable                            19,282              17,657
Note Payable                                                        -              52,905
Accrued Expenses                                               86,492              83,149
                                                            ---------           ---------
     Total Current Liabilities                                624,450             651,017

Non-Current Liabilities
Mortgage Payable, less current maturity                     1,676,112           1,703,657
                                                            ---------           ---------
     Total Liabilities                                      2,300,562           2,354,674
                                                            ---------           ---------
Commitment and Contingencies                                        -                   -

Minority Interest in Consolidated Subsidiary                    8,493              16,414
                                                            ---------           ---------
Stockholders' Equity
Preferred stock, $.001 par value, shares authorized 800,000
shares                                                              -                   -
     none outstanding
Common Stock, $.001 par value authorized 50,000,000,           86,804               8,430
     8,430,444 shares issued and 8,340,444 shares outstanding
         as of December 31, 2000 and 8,680,444 shares issued
         and 8,590,444 outstanding as of September 30, 2001
Additional Paid-in-Capital                                  5,876,137           5,874,511
Retained Earnings                                             225,002             525,938
Accumulated other comprehensive loss                          751,390             789,094
Treasury stock, at cost                                      (206,050)           (206,050)
                                                            ---------           ---------
     Total Stockholders' Equity                             6,733,283           6,991,923
                                                            ---------           ---------
     Total Liabilities and Stockholders' Equity            $9,042,338          $9,363,011
                                                            =========           =========

Call Now, Inc. And Subsidiaries
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30
                                                                                               Restated
(Unaudited)

                                                       Three Months Ended                     Nine Months Ended
                                                         September 30                           September 30
                                                       2001          2000                    2001          2000
Income
Racetrack Operating Income                        $1,782,912         $1,778,294            $4,843,636        $4,568,102
Management Fees                                       45,000             45,000               135,000           135,000
Miscellaneous                                              -                  -                     -                 -
                                                   ---------          ---------             ---------         ---------
     Total Income                                  1,827,912          1,823,294             4,978,636         4,703,102
                                                   ---------          ---------             ---------         ---------
Costs  and Expenses
Racetrack                                          1,869,377          1,778,294             5,041,436         4,568,102
General and Administrative                           188,516            175,874               513,229           694,836
Interest                                              40,096             50,899               118,348           127,887
Depreciation and Amortization                          1,012                960                 2,852             2,820
                                                   ---------          ---------             ---------         ---------
     Total Cost and Expenses                       2,099,001          2,006,027             5,675,865         5,393,645
                                                   ---------          ---------             ---------         ---------
Income (Loss) from continuing operations before     (271,089)          (182,733)             (697,229)         (690,543)
    other income and expenses, income taxes, and
    minority interest

     Other Income and Expenses                        77,348             60,357               235,972           283,330
                                                   ---------          ---------             ---------         ---------
Income (Loss) before income taxes and               (193,741)          (122,376)             (461,257)         (407,213)
     minority interest

     Income Tax Benefit (Expenses)                    65,500             16,500               152,400           128,000
                                                   ---------          ---------             ---------         ---------
Income (Loss) before minority interest              (128,241)          (105,876)             (308,857)         (279,213)

     Minority Interest                                 5,230               (990)                7,921             1,622
                                                   ---------          ---------             ---------         ---------
     Net Income (Loss)                             $(123,011)         $(106,866)            $(300,936)        $(277,591)
                                                   =========          =========             =========         =========
Earnings Per Share - Basic and
Diluted:
     Net Income                                        (0.01)             (0.01)                (0.04)            (0.03)

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
Nine Months Ended September 30, 2001
                                                                                               Restated
(Unaudited)

                                                                           Nine Months Ended
                                                                             September 30
                                                                          2001          2000
Cash Flows from Operating Activities:
Net Income (Loss)                                                   $(300,936)        $(277,591)

Adjustments to reconcile net income to net cash
     used in operating activities:

     Depreciation and Amortization                                      2,852            2,760
     Loss on sale of marketable securities                                              16,903
     Stock Issued for Services                                         80,000
     Changes in assets and liabilities:                                     -                -
     (Increase) Decrease in Assets:                                         -                -
        Accounts Receivable - Other                                   (24,519)         287,061
        Deferred Tax Asset                                           (168,451)          64,928
        Income Tax Claim                                              528,035           38,407
        Other Current Assets                                           35,836           26,838
        Other Assets                                                   18,861          (53,237)
     Increase (Decrease) in Liabilities:
        Accounts Payable                                               21,370          (31,289)
        Accrued Expenses                                                3,343         (647,415)
        Deferred Income Tax Payable                                  (231,335)
        Minority Interest                                              (7,921)          (3,070)
                                                                     --------         --------
Net Cash provided from (used for) Operating Activities               $188,470        $(807,040)
                                                                     --------         --------
Cash Flows from Investing Activities:

     Proceeds from the sale of marketable securities                  $     -         $100,597
     Capital Expenditures                                             (99,547)               -
     Purchase of marketable securities                                      -         (102,500)
     Notes and Loans Receivable:
         Advances                                                           -           (8,663)
         Collections                                                   80,000          151,630
                                                                     --------         --------
Net Cash used for Investing Activities                               $(19,547)        $141,064
                                                                     --------         --------
Cash Flows from Financing Activities

     Proceeds from Loans                                                    -           51,496
     Payment of Short Term Debt                                       (52,905)               -
     Payment of Long Term Debt                                        (25,920)          (7,907)
                                                                     --------         --------
Net Cash (used for) provided by Financing Activities                 $(78,825)         $43,589
                                                                     --------         --------
Net Increase (Decrease) in Cash                                        90,098         (622,387)

Cash Balance, Begin of Year                                           174,559          963,895
                                                                     --------         --------
Cash Balance, End of Year                                            $264,657         $341,508
                                                                     ========         ========

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

Interest income for the three months ended September 30, 2001 was $77,348 as compared to $60,357 for the three months ended September 30, 2000.

For the nine months ended September 30, 2001, other income and expenses were
$235,972 compared to $283,330 for the nine months ended September 30, 2000.
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

               c.   NET LOSS

The Company had a net loss of $123,011 for the quarter ended September 30,
2001 compared to a net loss of $106,866 for the quarter ended September 30,
2000. The decrease in net loss resulted primarily from an increase in racetrack operations and a reduction of general and administrative expenses.

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
The fair market value of the securities at September 30, 2001 was $4,335,910.
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