Form 10KSB
period 2001-12-31
CALL NOW INC
filed 2002-04-17
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

COMMISSION FILE NO. 0-27160

CALL NOW, INC.

(Exact name of small business issuer in its charter)

        NEVADA                                         65-0337175
(State of Incorporation)                     (IRS Employer Identification No.)

1 Retama Parkway                                      78154
Selma, TX                                            (zip code)
(Address of principal executive offices)

Issuer's Telephone No. (210) 651-7145

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

State issuer's revenues for twelve months ended December 31, 2001:
$6,276,160.

The aggregate market value of the voting stock held by non-affiliates of the
Registrant based upon the average bid and asked prices of such stock, at March
31, 2002 was $2,517,328.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,680,444 shares of common stock, as of April 2, 2001.

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

On July 15, 1996, Andice Development Co. (a former wholly-owned subsidiary of
Call Now, Inc.) acquired 118 acres of development property in Williamson
County, Texas for a purchase price of $2,363,060. Under the terms of the purchase, we paid $589,310 and executed a seven year, 9% note in the amount of
$1,770,000. On November 15, 2001, we approved an agreement to sell the land in
Georgetown, Texas and related balance of the mortgage to the former President of the Company as part of his resignation agreement. The agreement calls for him to purchase Andice Development Corporation, which owned the land, for a note in the amount of $448,351. This sale removes the land and mortgage payable from the our books. The note is secured by an irrevocable assignment of the right to receive one-half (1/2) of the proceeds payable by Retama
Development Corp. under that certain Funding Agreement dated March 1, 1997 and
250,000 shares of common stock of Call Now Inc. owned by the former
President.

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

Effective September 1, 2001, the management contract was extended to November
1, 2010. The management fee was increased to $20,000 per month beginning
January 1, 2002 and the variable fee was changed to .3% of total handle of the racetrack in excess of $100,000,000, provided that the variable fee for any year shall not exceed 25% of total management fees.

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

ITEM 2. DESCRIPTION OF PROPERTY

We now have offices at Retama Park in space provided by Retama Development
Corporation on a month-to-month basis

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

                                                      HIGH BID         LOW
BIDMarch 31, 2000...........................          $  1.12     $     1.03
June 30, 2000............................                1.00           1.00
September 30, 2000.......................                 .59            .59
December 31, 2000........................                 .31            .28
March 31, 2001...........................                 .45            .25
June 30, 2001............................                 .40            .27
September 30, 2001.......................                 .40            .27
December 31, 2001........................                 .49            .28

The Company has not established a policy of payment of regular dividends on its common stock. There are no restrictions on the payment of dividends. As of
April 2, 2002 there were approximately 368 registered holders of record of the
Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000

Results of Operations
a. Revenues and Other Income

The Company's revenue for the year ended December 31, 2001 was $6,276,160 compared to $6,218,399 for the year ended December 31, 2000. The increase in income for the current year is primarily attributable to the operations of
Retama Park Racetrack. Interest income for the year ended December 31, 2001 was $233,015 compared to $270,387 for the year ended December 31, 2000. The decrease was due primarily to additional investment of cash received from the income tax refund in 2000.

b. Expenses

Cost and Other Expenses of Revenues

Expense for the year ended December 31, 2001 was $7,266,445 compared to
$7,108,403 for the year ended December 31, 2000. The net increase was due primarily to shares of common stock granted to the former President in
September of 2001 valued at $100,000.

Income Tax

The income tax benefit for 2001 was $344,533 compared to $134,043 in 1999. The increase is due to an increase of the net operating loss to $932,934 from
$666,053 in 2000.

Liquidity and Capital Resources:

During the year ended December 31, 2001, the Company's operating activities used cash of $708,271 compared to $1,016,414 used for the year ended December
31, 2000.

We have investments in Retama Development Corporation Bonds. The fair market value of the securities at December 31, 2000 was $5,113,150. The Series A bonds will generate $139,300 in interest income.

We applied for and received a $566,442 income tax refund in 2001.

Barron Chase executed a note payable to the Company in the amount of $750,000 bearing interest at 12% per annum. The note paid the Company $7,500.00 per month which the Company utilized as working capital. Such arrangement terminated on August 15, 2000.. In 2000 and 2001, the Company received
$200,000 in cash and stock in an unrelated company valued at $306,300 to bring the balance of the note to $243,700. The Company  has worked out an agreement with the individual to allow him a year to pay the note and he has pledged in escrow 398,000 shares of the Call Now Inc. common stock.

Based on the above information, management of the Company believes that it has adequate financial resources to fund its operations for the current fiscal year.

ITEM 7. FINANCIAL STATEMENTS.
Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Financial Statements:

Consolidated Balance Sheet, December 31, 2001

Consolidated Statements of Operations, years ended December 31, 2001 and 2000

Consolidated Statements of Changes in Stockholders' Equity, years ended
December 31, 2001 and 2000

Consolidated Statements of Cash Flows, years ended December 31, 2001 and 2000

Notes to Consolidated Financial Statements

CALL NOW, INC.

Audited Financial Statements

December 31, 2001

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
and subsidiaries (Company) as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. in Note 15 in the notes to financial statements.

In our opinion, the financial statements referred to above present fairly, in all material reflects the consolidated financial position of the Company and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United
States.

Clyde Bailey
Certified Public Accountant

March 24, 2002

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of  December 31, 2001

A S S E T S

Current Assets
Cash And Cash Equivalents                               $67,441
Accounts Receivable                                      47,500
Accounts Receivable - Other                             155,526
Marketable Securities, At Market Value                5,347,450
Note Receivable                                         743,700
Other                                                    16,630
                                                      ---------
     Total Current Assets                            $6,378,247

Furniture And Equipment
     (Less Accumulated Depreciation of $33,470)           3,431

Long-Term Notes and Loan Receivables                    701,370

Other                                                   479,476
                                                      ---------
     Total Assets                                    $7,562,524
                                                      =========

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of  December 31, 2001

L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

Current Liabilities
Accounts Payable                                        $50,093
Deferred Tax Payable - Bonds                            389,957
Accrued Expenses                                         85,523
                                                      ---------
     Total Current Liabilities                          525,573

     Total Liabilities                                  525,573
                                                      ---------
Commitment and Contingencies                                  -

Minority Interest in Consolidated Subsidiary             (4,511)
                                                      ---------
Stockholders' Equity
Preferred stock, .001 par value                               -
     authorized 800,000 shares
     none outstanding
Common Stock, .001 par value                              8,680
     authorized 50,000,000,
     8,680,444 shares issued
     and 8,340,444 shares outstanding
Additional Paid-In-Capital                            5,974,261
Retained Earnings                                       (44,229)
Accumlulated other comprehensive income               1,308,800
Treasury stock, at cost                                (206,050)
                                                      ---------
     Total Stockholders' Equity                       7,041,462
                                                      ---------
     Total Liabilities and Stockholders' Equity      $7,562,524
                                                      =========

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                   Years Ended December 31
                                                       2001          2000
Income
Race Track Operating Income                       $6,096,160         $6,038,399
Management Fees                                      180,000            180,000
                                                   ---------          ---------
     Total Income                                  6,276,160          6,218,399
                                                   ---------          ---------
Costs  and Expenses
Salaries and Wages                                 5,189,738          5,251,498
Payroll Taxes and Benefits                         1,119,222          1,038,542
Legal & Professional                                 283,499            317,866
Consulting Fees                                      186,943             16,586
General and Administrative                           354,634            311,587
Interest                                             129,557            168,624
Depreciation and Amortization                          2,852              3,700
                                                   ---------          ---------
     Total Cost and Expenses                       7,266,445          7,108,403
                                                   ---------          ---------
(Loss) from continuing operations before            (990,285)          (890,004)
    other income and expenses, income taxes, and
    minority interest

     Other Income and Expenses                        57,351            223,951
                                                   ---------          ---------
(Loss) before income taxes and                      (932,934)          (666,053)
     minority interest

     Income Tax Benefit                              344,533            134,043
                                                   ---------          ---------
(Loss) before minority interest                     (588,401)          (532,010)

     Minority Interest                                18,234                356
                                                   ---------          ---------

     Net (Loss)                                    $(570,167)         $(531,654)
                                                    ========           ========
Earnings Per Share - Basic and Diluted:
     Net (Loss)                                        (0.07)             (0.06)

CALL NOW, INC. AND SUBSIDIARIES
   Consolidated Statements of Cash Flows

                                                   Years Ended December 31
                                                       2001          2000

Cash Flows from Operating Activities:
Net (Loss)                                         $(570,167)         $(531,654)

Adjustments to reconcile net loss to net cash
     used in operating activities:

     Depreciation and Amortization                     2,852              3,700
     Income Tax Refund Claim                          38,407             38,407
     Stock Issued for Services                       100,000                  -
     Changes in assets and liabilities:
     (Increase) Decrease in Assets:
        Accounts Receivable                          (17,500)            15,000
        Accounts Receivable - Other                  (52,412)           268,311
        Deferred Tax Asset                          (251,522)          (186,513)
        Note Receivable                             (450,000)
        Other Current Assets                          26,469             55,081
        Other Assets                                (122,998)            (8,227)
     Increase (Decrease) in Liabilities:
        Accounts Payable                              13,154              2,223
        Accrued Expenses                                   -           (503,646)
        Accrued Expenses-Other                        (2,374)          (168,740)
        Deferred Tax Liability                       596,055                  -
        Minority Interest                            (18,234)              (356)
                                                   ---------          ---------
     Total Adjustments                              (138,103)          (484,760)
                                                   ---------          ---------
Net Cash (used for) Operating Activities            (708,271)        (1,016,414)
                                                   ---------          ---------

CALL NOW, INC. AND SUBSIDIARIES
   Consolidated Statements of Cash Flows

                                                   Years Ended December 31
                                                       2001              2000
                                                   ---------          ---------
Cash Flows from Investing Activities:

     Sale of Capital Assets                        2,369,075                  -
     Capital Expenditures                             (3,703)                 -
     Purchase of marketable securities                     -           (306,300)
     Notes and Loans Receivable:
         Advances                                          -                  -
         Cancellations                                     -            339,916
         Collections                                       -            456,300
     Proceeds from bond redemption                    10,000             15,000
                                                   ---------          ---------
Net Cash provided by Investing Activities          2,375,372            504,916
                                                   ---------          ---------
Cash Flows from Financing Activities

     Payment of Short-term debt                            -                  -
     Cancellation of Common Stock                          -           (322,837)
     Note Payable                                    (52,905)            52,905
     Payment of Long Term Debt                    (1,721,314)            (7,907)
                                                   ---------          ---------
Net Cash provided by (used for) Financing
 Activities                                       (1,774,219)          (277,839)
                                                   ---------          ---------
Net Increase in Cash                                (107,118)          (789,337)

Cash Balance, Beginning of Year                      174,559            963,896
                                                   ---------          ---------
Cash Balance, End of Year                            $67,441           $174,559
                                                   =========          =========
Supplemental cashflow information:
     Cash Paid for interest                         $129,557           $168,624
     Cash Paid for income taxes                           $-                 $-

CALL NOW, INC. AND
SUBSIDIARIES

Consolidated Statements of Changes in Stockholders'
Equity

Years Ended December 31, 2001 and 2000

                                                                                                                      Accumulated
                                                                                                    Subscription      Other
                               Common Stock            Additional             Treasury Stock      Notes Receivable    Comprehensive  Retained
                               Shares      Amount      Paid-In-Calital      Shares      Amount    Shares     Amount   Income (Loss)  Earnings     Total
                               ---------     -------      ----------      -------    --------   --------  --------    --------       ---------    ---------
Balance December 31, 1999      8,585,444       8,585       6,197,193       90,000    (206,050)   115,000  (230,000)    832,318       1,057,592    7,659,638

Comprehensive
(Loss):

     Net (Loss)                                                                                                                       (531,654)    (531,654)
     Unrealized (Loss) on
      securities                                                                                                       (43,224)                     (43,224)

     Total Comprehensive (Loss)                                                                                                                    (574,878)
      Stock Cancelled           (155,000)       (155)      (322,682)                            (115,000)  230,000                                  (92,837)
                               ---------     -------      ----------      -------    --------   --------  --------    --------       ---------    ---------
Balance, December 31, 2000     8,430,444      $8,430       5,874,511       90,000   $(206,050)         -      $  -    $789,094        $525,938   $6,991,923

     Stock Issued for Services   250,000         250          99,750                                                                                100,000

Comprehensive
(Loss):

     Net (Loss)                                                                                                                       (570,167)    (570,167)
     Unrealized Gain on
      securities                                                                                                       519,706                      519,706

     Total Comprehensive Income
      (Loss)                                                                                                                                        (50,461)

Balance, December 31, 2001     8,680,444      $8,680       5,974,261       90,000   $(206,050)         -      $  -   1,308,800         (44,229)   7,041,462
                               =========     =======      ==========      =======    ========   ========  ========    ========       =========    =========

Call Now, Inc.
And Subsidiaries
Notes to Financial Statements

NOTE1- SUMMARY OF ACCOUNTING POLICIES

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of
Call Now, Inc.  and it's wholly owned subsidiaries ARN Communications Corp.,
National Communications Network, Inc., and Retama Entertainment Group Inc.
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
At December 31, 2001, the Company did not have any accounts with uninsured balances.

Concentration of Credit Risk / Economic Dependency
The Company's current business involves a venture, which is interest rate sensitive.  First is ownership of tax-exempt bonds partially collateralized by a first mortgage on the Retama Park Horse Racing Facility in Selma, Texas.
The ventures is dependent on continued low interest rates and economic prosperity in the Austin and San Antonio metropolitan areas.

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

Fair Value of Financial Instruments
The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2001.

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
The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS
No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2001.  The Company does not expect adoption of SFAS No. 133 to have an effect on its financial statements.

In December 1999, the Securities and Exchange Commission issues Staff
Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
(SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in fiscal year after September 30, 2001. The Company does not expect adoption of SAB 101 to have an effect on its financial statements.

Call Now, Inc.
And Subsidiaries
Notes to Financial Statements

NOTE 1- SUMMARY OF ACCOUNTING POLICIES (CONTINUATION)

Reclassification
Certain reclassifications have been made to the prior year's financial statements in order to conform to the current presentation.

NOTE 2- MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values at December 31, 2001 are as follows:

                                            Gross           Gross
                                            Unrealized      Unrealized          Market
Available for sale:           Cost          Gains           Losses              Value

Municipal bonds and notes

Corporate                $  3,052,464     $ 2,060,686     $         -       $   5,113,150
Securities                    321,885               -          87,585             234,300
                    -----------------     -----------     -----------------   -----------
                         $  3,374,349     $ 2,060,686     $    87,585       $   5,347,450

Unrealized gains on securities available for sale at December 31, 2001 are shown net of income taxes as a component of stockholders' equity.

NOTE 3 - INCOME TAX REFUND CLAIM
For federal income tax purposes the Company had an operating loss of
$3,537,625 and a capital loss carry-back in the amount of $1,967,504 in 1998.
As a result, the Company filed a Federal income tax refund claim in the amount of $1,871,787. The claim was received in June 1999. The Company filed another claim for refund to carry back the net operating loss from 1999 and 1998 to
1996 and 1997 in the amount of $528,035. This refund was received in June 2001.

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

NOTE 5 - NOTES AND LOANS RECEIVABLE

Notes and loans receivable at December 31, 2001 comprise the following:

On August 15, 1998, the Company executed a note with a broker-dealer in the amount of $750,000. The note bears an interest rate of 12% per annum, payable monthly and matures August 15, 2001. The note is an approved transaction through the National Association of Securities Dealers. The Company has
advised the broker-dealer that it will not renew this Agreement.  In 2000 and
2001, the Company received $200,000 in cash and stock in an unrelated company valued at $306,300 to bring the balance of the note to $243,700. The Company and has worked out an agreement with the individual to allow him a year to pay the note and he has pledged in escrow 398,000 shares of the Call Now Inc.
common stock.

NOTE 6 - LAND AND MORTGAGE PAYABLE

On November 15, 2001, the Company approved an agreement to sell the land in
Georgetown, Texas and related balance of the mortgage to the former President of the Company as part of his resignation agreement. The agreement calls for him to purchase Andice Development Corporation, which owned the land, for a note in the amount of $448,351. This sale removes the land and mortgage payable from the Company's books. The note is secured by an irrevocable assignment of the right to receive one-half (1/2) of the proceeds payable by Retama
Development Corp. under that certain Funding Agreement dated March 1, 1997 and
250,000 shares of common stock of Call Now Inc. owned by the former President.

NOTE 7 - STOCKHOLDERS' EQUITY
The Company has authorized 800,000 shares of $.001 par value preferred stock.
Of the 800,000 shares, 300,000 are designated Class A convertible redeemable preferred stock (Class A), 200,000 are designated Class B convertible redeemable preferred stock (Class B), and 300,000 are designated as Class C convertible redeemable preferred stock (Class C).

The Class A preferred stock is non-voting, redeemable at the option of the
Company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder.  The
Class A preferred stockholders are entitled to receive an annual dividend of
$.30 per share. Of the 300,000 designated shares, none were outstanding at
December 31, 2001.

Call Now, Inc.
And Subsidiaries
Notes to Financial Statements

NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUATION)

The Class C preferred stock is non-voting, redeemable at the option of the
Company at a price of $3.00 per share plus one share of common stock and convertible into one share at the option of the holder.  Of the 300,000 designated shares, none were outstanding at December 31, 2001.

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
As of December 31, 2001, the Company agreed to cancel the notes along with the common stock that was held as security for the notes, and to reverse the accrued interest receivable on the subscription notes receivable in the amount of $18,400 to interest income and $45,584 to other income.

Also during 1997, the Company advanced to an officer a note in the amount of
$92,837 to purchase 45,000 shares of common stock that was held as security for the note. As of December 31, 2001, the Company agreed to cancel the note receivable and reverse the accrued interest in the amount of $9,441 to interest income and $24,111 to other income.

NOTE 8 - STOCK BASED COMPENSATION

At December 31, 2001, the Company has non-plan options, which are described below.  The Company applies APB Opinion 25; Accounting for stock issued to employees, and related interpretations in accounting for the options.  Under
APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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
The options have a five-year term. In November of 2001, the Company granted
100,000 option shares to Thomas R Johnson at an exercise price of $.53 per share.

FASB Statement 123, Accounting for Stock-Based Compensation, requires the
Company to provide pro forma information regarding net income per share as if compensation cost for the Company's options had been determined in accordance with the fair value based method prescribed in FASB Statement 123.  Under SFAS
123, the value of each option granted during 2001 and 1999 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate - 6.5%, dividend yield - 0%, volatility -
19.3% and expected life of the option - 5 years.

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amount indicated below:

                                    2000                         2001
     Net Income
     As reported          (   $  531,654 )               (   $  570,167  )
     Pro forma            (  $   606,052 )               (   $  624,792  )

Earnings per share
     As reported                   ( .06 )                         ( .07 )
     Pro forma                     ( .07 )                         ( .08 )

A summary of the status of the Company's non-plan options as of December 31,
2001 and 1999, and changes during the years ended on those dates is presented below:

                              December 31, 2000                                    December 31, 2001

                              Shares          Weighted Average               Shares          Weighted Average
                                              Exercise Price                                 Exercise Price
Outstanding at
   Beginning of year          1,960,000          $ 2.26                    2,980,000           $ 1.49
Granted                       1,020,000            0.37                      100,000               -0-
Exercised                             -               -                            -                -
Forfeited                             -               -                            -

Outstanding at
   the end of year            2,980,000          $ 1.49                    3,080,000           $ 1.49

Options exercisable
   at year end                2,980,000          $ 1.49                    3,080,000           $ 1.49

Call Now, Inc.
And Subsidiaries
Notes to Financial Statements

NOTE 9 - INCOME TAXES

The components of the provision for income tax benefits are as follows:

                       Year Ended December 31,
                           2000                     2001

     Current:
Federal          (  $    134,043  )           (  $  344,533  )
State                         -0-                        -0-
               ---------------------          --------------------
                 (  $    134,043  )           (  $  344,533  )

Such income tax benefits are included in the accompanying consolidated financial statements as follows:

                                       Year Ended December 31,
                                          2001                     2000

Income from operations          (  $   134,043  )          (  $  344,533  )
     Extraordinary Items                    -0-                       -0-
                              ---------------------      --------------------
                                (  $   134,043  )          (  $  344,533  )

The above provision has been calculated based on Federal  and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates.

The net operating loss for 1999 was carried back to 1996 and 1997 and the unused portion will be carried forward along the net operating loss from 2001.
The net operating loss will expire in 2019 and 2020.

NOTE 10 - RELATED PARTY TRANSACTIONS

Consulting fees aggregating approximately $46,000 were incurred to a certain shareholder and director of the Company in 2001 and 1999.

In December of 1999, the Board of Directors approved a resolution to settle the Company's President's salary of $240,000 per year by agreeing to pay the salary for 1998 in February 2001, settle the 1999 salary for an investment valued at $60,000 (as Consultant's Fees), and to pay $1 for his salary in
2001.

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

Effective September 1, 2001, the management contract was extended to November
1, 2010. The management fee was increased to $20,000 per month beginning
January 1, 2002 and the variable fee was changed to .3% of total handle of the racetrack in excess of $100,000,000, provided that the variable fee for any year shall not exceed 25% of total management fees.

NOTE 12 - EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS)
computation:

                                    ------- 2000 -------                                     ------- 2001 -------

Earnings Per           (Loss)               Shares          Per Share          (Loss)               Shares          Per Share
Common Share           (Numerator)          (Denominator)   Amount             (Numerator)          (Denominator)   Amount

Net Income          ( $   531,654)        8,340,444        ( $ .06 )          ( $ 570,167)        8,495,444          ( $.07)

Options to purchase 2,980,000 shares and 1,960,000 were outstanding at
December 31, 2001 and 1999 respectively were not included in the computation of diluted EPS as they would be anti-dilutive.

NOTE 13 - OTHER INCOME AND EXPENSE ITEMS

The following items are shown on the consolidated statement of operations as other income and expense items and are disclosed elsewhere in these notes:

                                                  2000                         2001

Interest Income                                  270,387                        233,015
Gain (Loss) on Sale of Assets                (16,903)                     (175,664)
Accrued Expense - Other                      (29,533)                           -0-

          Total                         $        223,951               $         57,351

Call Now, Inc.
And Subsidiaries
Notes to Financial Statements

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

Change in Control
On November 19, 2001 William M. Allen and Robert C. Buffkin retired.  Mr.
Allen resigned as Chairman and CEO of the Company and Robert C. Buffkin
resigned as director and President of the Company.  Christopher J. Hall was
elected as a director and Thomas R. Johnson was elected as director, President and Chief Executive Officer of Registrant.

On October 16, 2001, William M. Allen agreed to sell 3,076,700 shares of the
Company's common stock to Christopher J. Hall, which transaction will result in Mr. Hall acquiring control of Company by virtue of his ownership of 68.4%
of the Company's outstanding common stock.  Prior to such transaction, control of the Company was held by William M. Allen and his spouse.  Mr. Hall also acquired from Mr. Allen the right to purchase up to 1,400,000 shares of the
Company's common stock pursuant to stock options granted to Mr. Allen.

William M. Allen agreed to vote his shares to cause the election of nominees of Mr. Hall to the Board of Directors of the Company until March 30, 2002. Mr.
Hall paid Mr. Allen cash in the amount of $294,000, $4,200,000 of principal amount of Retama Development Corp. Special Facilities Bonds for the Retama
Park Racetrack, Series 1997A and assignment of a contract right.

William M. Allen was engaged as a consultant to the Company pursuant to a consulting agreement.  Robert C. Buffkin purchased the Company's Andice
Development Co. subsidiary and agreed to indemnify the Company against any amounts due on the mortgage covering Andice Development Co.'s real estate property.

NOTE 16 - SUBSEQUENT EVENTS

No other material subsequent events have occurred that warrants disclosure since the balance sheet date.

ITEM 8.

None
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

      NAME                                                 AGE        POSITION
Thomas R Johnson......................................     34         Chief Operating Office and Director
Christopher J. Hall ...................................    44         Director
William M. Allen ......................................    75         Director
Bryan P Brown ........................................     40         Director

Thomas R. Johnson was elected as President, Chief Executive Officer and
Director in November 2001.  He has been actively involved with the RDC Bonds for the last two years as an independent fixed-income bond trader and analyst.  He has been actively involved in the financial restructuring of several large-scale multi-family housing developments.  He also has been a fixed-income bond analyst and broker for a municipal bond firm from 1989 to
1999.

Christopher J. Hall was the co-founder and co-owner of Howe Solomon and Hall,
Inc. from 1985-1998.  HSH was a SEC licensed securities firm founded on Wall
Street.  In 1998 Mr. Hall left to pursue entrepenueral efforts which include
Retama Entertainment Group and Call Now. He became a director in November
2001.

William M. Allen was President from June 1992 to 1997 and a director from June
1992 and Chairman from February 1997 until he resigned in November of 2001. He has been managing partner of Black Chip Stables from 1982 to date and
President of Doric, Inc. from 1985 until its merger with the Company in 1994.
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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company's knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

                                                          Other Annual
Name and Principal Position        Year     Salary        Bonus   Compensation
--------------------------        ------    -------       -------     --------
Thomas R Johnson                   2001     $  12,500*      -0-          -0-
Chief Executive Officer

William M. Allen..............     2001     $     -0-       -0-          -0-
(Former Chairman, CEO              2000     $       1       -0-          -0-
                                   1999     $  60,000       -0-          -0-
Bryan P. Brown................     2001     $ 150,000       -0-          -0-
CEO of Retama Entertainment ....   2000     $ 150,000    30,000          -0-
                                   1999     $ 150,000       -0-          -0-

* - Started November 15, 2001

There are no long term compensation or other compensation plans.

DIRECTOR COMPENSATION

Non-officer directors are entitled to a fee of $2,000 for attendance at meetings of the Board of Directors, plus reimbursement for reasonable travel expenses.

Consulting Agreement with William M. Allen - In connection with William M.
Allen's retirement as President and Chief Executive Officer in November 2001,
the Company entered into a 3 year consulting agreement providing for the services of Mr. Allen to promote the interests of the Company in connection with thoroughbred horse racing. Mr. Allen receives $10,000 per month plus an automobile allowance.

STOCK OPTIONS

The following table provides information about the stock options granted to the named executive officers during the fiscal year ended December 31, 2001.
We granted a total of 100,000 options during the year.

Options Granted in 2001 Fiscal Year

Name              Number of Shares     % of Total Options
                  Underlying Options   Granted to Employees     Exercise    Expiration
                  Granted              in Fiscal Year           Price       Date
----------        ------------------   ---------------------    -------------------
Thomas R Johnson     100,000            100.0%                $  .375       December 31, 2006

The following table sets forth the number of stock options held by the executive officers named in the Summary Compensation Table as of December 31,
2001 and the value of unexercised in-the-money options held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any options during the 2001 year.

2001 Fiscal Year Option Values

                         Number of                       Value of Unexercised
                         Unexercised Options             in-the-money Option
Name                     At Fiscal Year End              Fiscal Year End
------------------       ------------------------        --------------------
Christopher Hall               1,420,000                        -0-
Bryan P. Brown                   900,000                        -0-
Thomas R Johnson                 100,000                        -0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 30, 2002, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii)
each director and executive officer of the Company; and (iii) all directors and officers as a group.

                                                       Percent of
                               Number of               Outstanding
Name                           Shares                  Common Stock
Christopher Hall ............  5,876,657  (1)             58.80%
Thomas R Johnson............     100,000  (1)               *
Bryan P. Brown...............    900,000  (1)              9.01%
William M. Allen .... . . . .    100,000                    *

Officers and Directors
as a group (4 Persons)......   6,976,657  (1)             67.81%

(1) Includes stock options held as follows: Christopher Hall -- 1,400,000 shares, Bryan P. Brown -- 900,000 shares - Thomas R Johnson 100,000.

* Less than 2%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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
10.1    --      T           Purchase and Sale Agreement dated November 19,
                              2001 with Robert Buffkin covering sale of Andice
                              Development Corporation.
10.2    --      U           Consulting Agreement with William M. Allen dated  November 19, 2001.

Incorporation by Reference Notes:

NOTE INCORPORATION BY REFERENCE
A        --   Incorporated by reference to Exhibit 3(a) of Form 10-KSB for the year ended December 31, 1999
B        --   Incorporated by reference to Exhibit 3(b) of Form 10-KSB for the year ended December 31, 1999
L        --   Incorporated by reference to Exhibit 8.9 of Form 10-KSB
               for year ended December 31, 1996
M        --   Incorporated by reference to Exhibit A of Form 8-K filed
               November 21, 1996
N        --   Incorporated by reference to Exhibit B of Form 8-K filed
               November 21, 1996
R        --   Incorporated by reference to Exhibit 8.13 of Form 10-KSB for year ended December 31, 1998.
S        --   Incorporated by reference to Exhibit 8.14 of Form 10-KSB for year ended December 31, 1998.
T        --   Incorporated by reference to Exhibit 10.1 of Form 8-K filed
               February 8, 2002.
U        --   Incorporated by reference to Exhibit 10.2 of Form 8-K filed February 8, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALL NOW, INC.

By:       /s/ Thomas R Johnson
------------------------------------
              Thomas R Johnson
              President and Director

April 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ Thomas R Johnson      President and Director            April 15, 2002
      (Principal Executive Officer)
    Thomas R Johnson     (Principal Accounting Officer)

/s/ Christopher J Hall      Director                        April 15, 2002
/s/ William M. Allen        Director                        April 15, 2002
/s/ Bryan Brown             Director                        April 15, 2002