Form 10QSB
period 2002-03-31
CALL NOW INC
filed 2002-05-16
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             March 31, 2002

Commission File No.  0-27160

CALL NOW, INC.
----------------------------------------------------
(Exact name of small business issuer in its charter)

NEVADA                                                 65-0337175
-----------------------------------              -----------------------------------
    (State or other jurisdiction                  (IRS Employer Identification No.)
   of incorporation or organization)

1 Retama Parkway , Selma, TX 78154
------------------------------------------------
(Address of principal executive offices)

(210) 651-7145
---------------------------
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,680,444 shares as of May
11, 2002.

Transitional Small Business Format:   NO

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Call Now Inc., a Nevada corporation, and its subsidiaries unless otherwise indicated. Consolidated and unaudited interim financial statements including a balance sheet for the
Company as of the quarter ended March 31, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages 3 through 5 and are incorporated herein by this reference.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2002
(Unaudited)

A S S E T S
                                                                                March 31          December 31
                                                                                2002              2001

Current Assets
Cash And Cash Equivalents                                                        $93,544         $  67,441
Accounts Receivable                                                               42,500            47,500
Accounts Receivable - Other                                                      127,633           155,526
Marketable Securities, At Market Value                                         6,499,691         5,347,450
Note Receivable                                                                  692,051           743,700
Other                                                                             91,511            16,630

     Total Current Assets                                                     $7,546,930        $6,378,247

Furniture And Equipment (Net of Accumulated Depreciation)                          2,512             3,431

Long-Term Notes and Loan Receivables                                             853,000           853,000

Other                                                                            336,949           327,846

     Total Assets                                                             $8,739,391        $7,562,524

L I A B I L I T I E S    A N D    S T O C K H O L D E R S'    E Q U I T Y

Current Liabilities
Accounts Payable                                                               $117,650            $50,093
Deferred Tax Payable - Bonds                                                    361,357            389,957
Margin Loan                                                                   1,238,750                  -
Accrued Expenses                                                                      -             85,523

     Total Current Liabilities                                                1,717,757            525,573

     Total Liabilities                                                        1,717,757            525,573

Commitment and Contingencies                                                          -                  -

Minority Interest in Consolidated Subsidiary                                     (6,359)            (4,511)

Stockholders' Equity

Preferred stock, $.001 par value shares authorized 800,000 shares                     -                  -
     none outstanding
Common Stock, $.001 par value shares authorized 50,000,000,                       8,630              8,630
     8,680,444 shares issued and 8,590,444 shares outstanding
Additional Paid In Capital                                                    5,974,261          5,974,261
Retained Earnings                                                               (57,648)           (44,229)
Accumlulated other comprehensive loss                                         1,308,800          1,308,800
Treasury stock, at cost                                                        (206,050)          (206,050)

     Total Stockholders' Equity                                               7,027,993          7,041,412

     Total Liabilities and Stockholders' Equity                              $8,739,391         $7,562,474

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31, 2002
(Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                2002          2001

Income
Race Track Operating Income                                               $1,066,413            $1,117,975
Management Fees                                                               60,000                45,000

     Total Income                                                         $1,126,413            $1,162,975

Costs  and Expenses
Racetrack                                                                 $1,141,067            $1,169,265
General and Administrative                                                    84,814               184,017
Interest                                                                       1,763                36,621
Depreciation and Amortization                                                    920                   920

     Total Cost and Expenses                                              $1,228,564            $1,390,823

Income (Loss) from continuing operations                                    (102,151)             (227,848)
    before other income and expenses,
    income taxes and minority interest

     Other Income and Expenses                                               $58,284            $   44,588

Income (Loss) before income taxes and                                        (43,867)             (183,260)
     minority interest

     Income Tax Benefit (Expenses)                                           $28,600            $   77,400

Income (Loss) before minority interest                                       (15,267)             (105,860)

     Minority Interest                                                         1,848                   793

     Net Income (Loss)                                                      $(13,419)           $ (105,067)

Earnings Per Share - Basic and Diluted:
     Net Income                                                               (0.002)               (0.012)

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
Three Months Ended March 31, 2002
(Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                           2002          2001

Cash Flows from Operating Activities:                               $(13,419)           $(105,067)
Net Income (Loss)

Adjustments to reconcile net income to net cash
     used in operating activities:

     Depreciation and Amortization                                       920                  920
     Changes in assets and liabilities:                                    -                    -
     (Increase) Decrease in Assets:                                        -                    -
        Accounts Receivable                                           32,893              (33,750)
        Deferred Tax Asset                                                 -              (77,400)
        Other Current Assets                                         (74,881)             (49,199)
        Other Assets                                                  42,495               (6,549)
     Increase (Decrease) in Liabilities:
        Accounts Payable                                              67,557              (21,264)
        Accrued Expenses                                             (85,523)             (17,543)
        Deferred Tax Payable                                         (28,600)                   -
        Minority Interest                                             (1,848)                (793)

Net Cash used for Operating Activities                              $(60,406)           $(310,645)

Cash flows from Investing Activities:

     Proceeds from the sale of marketable securities                $      -            $  28,203
     Purchase of marketable securities                            (1,152,241)                   -
     Notes and Loans Receivable:
         Advances                                                          -                 (789)
         Collections                                                       -               30,000

Net Cash used for Investing Activities                           $(1,152,241)           $  57,414

Cash flows from Financing Activities

     Proceeds from Loans                                           1,238,750              154,604
     Payment of Long Term Debt                                             -              (17,693)

Net Cash used for provided by Financing
Activities                                                        $1,238,750            $ 136,911

Net Increase (Decrease) in Cash                                       26,103             (116,320)

Cash Balance, Begin of Year                                           67,441              174,559

Cash Balance, End of Year                                            $93,544            $  58,239

CALL NOW, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

General

The unaudited interim consolidated financial statements of the Company as of
March 31, 2002 and for the three months ended March 31, 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation
S-X under the Securities Act of 1933, as amended. The December 31, 2001
Consolidated was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2002, and the results of their operations for the three months ended March 31, 2002 and 2001, and their cash flows for the three months ended March 31, 2002 and 2001.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001, and for the two years then ended December 31, 2001 and 2000 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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
"Accounting for Certain Investments in Debt and Equity Securities,"  (SFAS
115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale.  At December 31, 200` and March 31, 2002, the Company classified its investment portfolio as available for sale and held to maturity.  Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity.

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

NOTE 2 - LAND AND MORTGAGE PAYABLE

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

NOTE 3 - COMMITMENT AND CONTINGENCIES

The Company plans to adjust the value of its Retama Development  Corporation
Bonds on a semi-annual basis and accordingly, the  value of the RDC bonds was not adjusted at March 31, 2002.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF  OPERATIONS
           AND LIQUIDITY AND CAPITAL RESOURCES

           Three Months Ended March 31, 2002 Compared  to 2001.

l   RESULTS OF OPERATIONS:

                   a.  REVENUES

The Company's revenues for the three months ended March 31, 2002 were
$1,126,413 as compared to $1,162,975 for the three months ended March 31,
2001. The decrease was due primarily to decreased racetrack attendance and the improvement of simulcast betting facilities.

Interest income for the three months ended March 31, 2002 was $58,285 as compared to $42,467 for the three months ended March 31, 2001. The increase was due to the sale of Andice Investments to the former President and accruing interest on a note in the amount of $448,352.

                   b.  EXPENSES

(1) Racetrack expenses for the three months ended March 31, 2002 were
$1,141,067 compared to $1,169,065 for the three months ended March 31, 2001.
The decrease was due to decreased racetrack activity.

(2) GENERAL AND ADMINISTRATIVE

       Expense for the quarter ended March 31, 2002 was $87,497 compared to
$184,017 for the March 31, 2001 quarter. The decrease was due to the Company not having the mortgage and property taxes on the land that was sold in
November 2001.

(3) INTEREST

Interest expense for the quarter ended March 31, 2002 was $1,763 compared to
$36,621 for the March 31, 2001 quarter. The decrease was due to the sale of the subsidiary holding the land and mortgage in November 2001.

(4) INCOME TAX

For the quarter ended March 31, 2002 the Company recorded income tax benefit of $28,600 compared to $77,400 for the three months ended March 31, 2001. The decrease was due to the decrease in net operating loss.

               c.   NET LOSS

The Company had a net loss of $13,419 for the quarter ended March 31, 2002 compared to a net loss of $105,067 for the quarter ended March 31, 2001. The decreae in net loss resulted primarily from a decrease in administrative expenses and the sale of the subsidiary holding the land and mortgage in
November 2001.

               d.   EARNINGS PER SHARE

For the three months ended March 31, 2002, the Company recorded a net loss of
$0.002 per share compared to a net loss of $0.012 per share for the March 31,
2001 quarter.

l   LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2002, the Company used $60,406 for operating activities compared to $310,645 for the three months ended March 31,
2001. The decrease was due primarily to the increase in operations activities of Retama Entertainment Group, Inc.

Cash used in investing activities for the three months ended March 31, 2001, was $1,152,214 compared to cash provided from investing in the amount of
$57,414 for the three months ended March 31, 2001. The decrease was due to the purchase of marketable securities.

For the three months ended March 31, 2002, cash provided from financing activities was $1,238,750 compared to cash used of $136,911 for the three months ended March 31, 2001. The increase was due to an increase in margin loans.

The Company has investments primarily in Retama Development Corporation Bonds.
The fair market value of the securities at December 31, 2001 was $5,113,150.
The Bonds produce $139,900 in annual non-taxable interest income.

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

                                   CALL NOW, INC.

                         By:      /s/ Thomas R Johnson
                                      ----------------------------------------------

                                      Thomas R Johnson
                                      Chairman (Chief Executive Officer)
                                      and
May 14, 2002                          (Principal Accounting Officer)