Form 10QSB
period 2002-06-30
CALL NOW INC
filed 2002-08-16
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             June 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,680,444 shares as of
August 11, 2002.

Transitional Small Business Format:   NO

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
As used herein, the term "Company" refers to Call Now Inc., a Nevada corporation, and its subsidiaries unless otherwise indicated. Consolidated and unaudited interim financial statements including a balance sheet for the
Company as of the quarter ended June 30, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages 3 through 5 and are incorporated herein by this reference.

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30, 2002
(Unaudited)

A S S E T S
                                                       June 30          December 31
                                                       2002             2001

Current Assets
Cash And Cash Equivalents                              $107,796           $67,441
Accounts Receivable                                     102,500            47,500
Accounts Receivable - Other                             127,633           155,526
Marketable Securities, At Market Value                6,134,933         5,347,450
Note Receivable                                         243,500           743,700
Other                                                   142,122            16,630
                                                      ---------         ---------
     Total Current Assets                            $6,858,484        $6,378,247

Furniture And Equipment (Net of Accumulated
     Depreciation)                                        1,592             3,431

Long-Term Notes and Loan Receivables                    853,000           853,000

Other                                                   108,700            72,746
                                                      ---------         ---------
     Total Assets                                    $7,821,776        $7,307,424
                                                      =========         =========

L I A B I L I T I E S    A N D    S T O C K H O L D E R S'    E Q U I T Y

Current Liabilities
Accounts Payable                                       $168,019           $50,093
Deferred Tax Payable                                     67,880           134,857
Margin Loan                                             858,372                 -
Accrued Expenses                                              -            85,523
                                                      ---------         ---------
     Total Current Liabilities                        1,094,271           270,473

     Total Liabilities                                1,094,271           270,473
                                                      ---------         ---------
Commitment and Contingencies                                  -                 -

Minority Interest in Consolidated Subsidiary             (7,939)           (4,511)
                                                      ---------         ---------
Stockholders' Equity
Preferred stock, no par, shares authorized 800,000 shares     -                 -
     none outstanding
Common Stock, $.001 par shares authorized 50,000,000,     8,680             8,680
     8,680,444 shares issued and 8,590,444 shares
     outstanding
Additional Paid-In-Capital                            5,974,261         5,974,261
Retained Earnings                                       (80,375)          (44,229)
Accumulated other comprehensive loss                  1,038,928         1,308,800
Treasury stock, at cost                                (206,050)         (206,050)
                                                      ---------         ---------
     Total Stockholders' Equity                       6,735,444         7,041,462
                                                      ---------         ---------
     Total Liabilities and Stockholders' Equity      $7,821,776        $7,307,424
                                                      =========         =========

       Call Now, Inc. And Subsidiaries
   Consolidated Statements of Operations
     Three Months and Six Months Ended June 30
               (Unaudited)

                                             Three Months Ended                     Six Months Ended
                                                  June 30                              June 30
                                             2002          2001                    2002          2001
Income
Racetrack Operating Income              $1,550,387     $1,942,749             $2,616,800      $3,060,724
Management Fees                             60,000         45,000                120,000          90,000
Miscellaneous                                    -              -                      -               -
                                         ---------      ---------              ---------       ---------
     Total Income                        1,610,387      1,987,749              2,736,800       3,150,724
                                         ---------      ---------              ---------       ---------
Costs  and Expenses
Racetrack                                1,622,342      2,002,794              2,763,409       3,172,059
General and Administrative                 217,149        140,696                301,963         324,713
Interest                                    51,216         41,631                 52,979          78,252
Depreciation and Amortization                  920            920                  1,840           1,840
                                         ---------      ---------              ---------       ---------
     Total Cost and Expenses             1,891,627      2,186,041              3,120,191       3,576,864
                                         ---------      ---------              ---------       ---------
Income (Loss) from continuing
    operations before                     (281,240)      (198,292)              (383,391)       (426,140)
    other income and expenses,
    income taxes, and
    minority interest

     Other Income and Expenses             207,313        114,036                265,597         158,624
                                         ---------      ---------              ---------       ---------
Income (Loss) before income taxes
     and minority interest                 (73,927)       (84,256)              (117,794)       (267,516)

     Income Tax Benefit (Expenses)          51,200         42,100                 79,800         119,500
                                         ---------      ---------              ---------       ---------
Income (Loss) before minority interest     (22,727)       (42,156)               (37,994)       (148,016)

     Minority Interest                       1,508          1,898                  3,356           2,691
                                         ---------      ---------              ---------       ---------
     Net Income (Loss)                    $(21,219)      $(40,258)              $(34,638)      $(145,325)
                                         =========      =========              =========       =========
Earnings Per Share - Basic and Diluted:
     Net Income                             (0.002)        (0.005)                (0.004)         (0.017)

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
Six Months Ended June 30, 2002
(Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                     2002          2001
Cash Flows from Operating Activities:
Net Income (Loss)                                              $(34,638)           $(145,325)

Adjustments to reconcile net income to net cash
     used in operating activities:

     Depreciation and Amortization                                1,840                1,840
     Changes in assets and liabilities:                               -                    -
     (Increase) Decrease in Assets:                                   -                    -
        Accounts Receivable                                     (27,107)             (38,204)
        Deferred Tax Asset                                            -             (119,500)
        Notes Receivable                                              -               50,000
        Income Tax Claim                                              -              528,035
        Other Current Assets                                   (125,492)             (82,436)
        Other Assets                                            (35,954)             (21,846)
     Increase (Decrease) in Liabilities:
        Accounts Payable                                        218,112              (36,939)
        Deferred Tax Payable                                    (66,977)
        Accrued Expenses                                        (52,523)              14,213
        Minority Interest                                        (3,356)              (2,612)
                                                               --------              -------
Net Cash provided from (used for) Operating
Activities                                                    $(126,095)            $147,147
                                                               --------              -------
Cash flows from Investing Activities:

     Proceeds from the sale of marketable securities          $       -            $       -
     Capital Expenditures                                             -                    -
     Purchase of marketable securities                       (1,140,474)             (48,401)
     Notes and Loans Receivable:
         Advances                                                     -                    -
         Cancellations                                          448,551
         Collections                                                  -               30,000
                                                               --------              -------
Net Cash used for Investing Activities                        $(691,923)           $ (18,401)
                                                               --------              -------
Cash flows from Financing Activities

     Proceeds from Loans                                        858,372                    -
     Payment of Short Term Debt                                       -              (52,905)
     Payment of Long Term Debt                                        -              (17,693)
                                                               --------              -------
Net Cash (used for) provided by Financing Activities           $858,372            $ (70,598)
                                                               --------              -------
Net Increase (Decrease) in Cash                                  40,354               58,148

Cash Balance, Begin of Year                                      67,441              174,559
                                                               --------              -------
Cash Balance, End of Year                                      $107,796            $ 232,707
                                                               ========              =======

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

CALL NOW, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

General

The unaudited interim consolidated financial statements of the Company as of
June 30, 2002 and for the three and six months ended June 30, 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of
Regulation S-X under the Securities Act of 1933, as amended. The December 31,
2001 Consolidated was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2002, and the results of their operations for the three and six months ended June 30, 2002 and 2001, and their cash flows for the three and six months ended June 30, 2002 and 2001.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001, and for the two years statement of operations for the years ended December 31, 2001 and
2000 and related notes included in the Company's Form 10-KSB filed with the
Securities and Exchange Commission.

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
"Accounting for Certain Investments in Debt and Equity Securities,"  (SFAS
115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale.  At December 31, 200` and June 30, 2002, the Company classified its investment portfolio as available for sale and held to maturity.  Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity. Gain or losses from the sale or redemption of the investments are determined using the specific identification method.

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

NOTE 2 - LAND AND MORTGAGE PAYABLE

On November 15, 2001, the Company approved an agreement to sell the land in
Georgetown, Texas and related balance of the mortgage to the former President of the Company as part of his resignation agreement. The agreement calls for him to purchase Andice Development Corporation, which owned the land, for a note in the amount of $448,351. This sale removes the land and mortgage payable from the Company's books. The note is secured by an irrevocable assignment of the right to receive one-half (1/2) of the proceeds payable by
Retama Development Corp. under that certain Funding Agreement dated March 1,
1997 and 250,000 shares of common stock of Call Now Inc. owned by the former
President. In June of 2002, the Company entered into an agreement with the former principal stockholder, William Allen to exchange this note with his one-half (1/2) interest of the proceeds payable by Retama Development Corp under the Funding Agreement dated March 1, 1997.

NOTE 3 - COMMITMENT AND CONTINGENCIES

The Company plans to adjust the value of its Retama Development  Corporation
Bonds on a semi-annual basis and accordingly, the  value of the RDC bonds was not adjusted at June 30, 2002.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF  OPERATIONS
           AND LIQUIDITY AND CAPITAL RESOURCES

           Three Months Ended June 30, 2002 compared to 2001.

l   RESULTS OF OPERATIONS:

                     a.  REVENUES

The Company's revenues for the three months ended June 30, 2002 were
$1,610,387 as compared to $1,987,749 for the three months ended June 30, 2001.
The decrease was due primarily to decreased racetrack operations.
Interest income for the three months ended June 30, 2002 was $58,285 as compared to $42,467 for the three months ended June 30, 2001. The increase was due to the sale of Andice Investments to the former President and accruing interest on a note in the amount of $448,352.

                   b.  EXPENSES

(1) Racetrack expenses for the three months ended March 31, 2002 were
$1,622,342 compared to $2,002,794 for the three months ended June 30, 2001.
The decrease was due to decreased racetrack activity.

(2) GENERAL AND ADMINISTRATIVE
Expense for the quarter ended June 30, 2002 was $217,149 compared to
$140,696 for the June 30, 2001 quarter. The increase was due to the Company purchase options from a director.

(3) INTEREST
Interest expense for the quarter ended June 30, 2002 was $51,216 compared to
$41,631 for the June 30, 2001 quarter. The increase was due to the use of the
RDC Bonds for margin and trading various bond issues on margin and incurring margin interest.

(4) INCOME TAX
For the quarter ended June 30, 2002 the Company recorded income tax benefit of
$51,200 compared to $42,200 for the three months ended June 30, 2001. The increase was due to the increase in net operating loss.

               c.   NET LOSS

The Company had a net loss of $21,219 for the quarter ended March 31, 2002 compared to a net loss of $40,258 for the quarter ended June 30, 2001. The decrease in net loss resulted primarily from a decrease in administrative expenses and the sale of the subsidiary holding the land and mortgage in
November 2001.

               d.   EARNINGS PER SHARE

For the three months ended June 30, 2002, the Company recorded a net loss of
$0.002 per share compared to a net loss of $0.005 per share for the June 30,
2001 quarter.

l   LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2002, the Company used $126,094 for operating activities compared to providing $147,147 for the six months ended
June 30, 2001. The decrease was due primarily to the increase in operations activities of Retama Entertainment Group, Inc.

Cash used in investing activities for the six months ended June 30, 2001, was
$691,923 compared to cash used in investing in the amount of $18,401 for the six months ended June 30, 2001. The increase was due to the purchase of marketable securities.

For the six months ended June 30, 2002, cash provided from financing activities was $858,372 compared to cash used of $70,598 for the three months ended June 30, 2001. The increase was due to an increase in margin loans.

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

                                   CALL NOW, INC.

                         By:      /s/ Thomas R Johnson

                                  ----------------------------------------------

                                      Thomas R Johnson
                                      Chairman (Chief Executive Officer)
                                      and
August 14, 2002                       (Principal Accounting Officer)

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of  Call Now, Inc.(the "Company") on
Form 10-Q for the period ended June 30, 2002 as filed with the Securities and
Exchange Commission on the date hereof (the "Report"), I, Thomas R Johnson,
Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge

(1)     The Report fully complies with the requirements of Section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

August 14, 2002                    _s/ Thomas R Johnson____________
                                       Thomas R Johnson
                                       Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Call Now Inc.(the "Company") on
Form 10-Q for the period ended June 30, 2002 as filed with the Securities and
Exchange Commission on the date hereof (the "Report"), I, Thomas R Johnson,
Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that to the best of my knowledge

(1)     The Report fully complies with the requirements of Section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

August 14, 2002                    _s/ Thomas R Johnson__
                                       Thomas R Johnson
                                       Chief Financial Officer