Form 10QSB
period 2002-09-30
CALL NOW INC
filed 2002-11-18
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             September 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,680,444 shares as of
November 11, 2002.

Transitional Small Business Format:   NO

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
As used herein, the term "Company" refers to Call Now Inc., a Nevada corporation, and its subsidiaries unless otherwise indicated. Consolidated and unaudited interim financial statements including a balance sheet for the
Company as of the quarter ended September 30, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages
3 through 5 and are incorporated herein by this reference.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
                                                             As of September 30, 2002
                                                                    (Unaudited)
                                                                    A S S E T S
                                                        September 30          December 31
                                                            2002                  2001
Current Assets
Cash And Cash Equivalents                                 $54,170               $67,441
Accounts Receivable                                       142,350                47,500
Accounts Receivable - Other                               127,633               155,526
Marketable Securities, At Market Value                  7,215,665             5,347,450
Note Receivable                                           243,700               743,700
Other                                                     545,202                16,630

     Total Current Assets                              $8,328,720            $6,378,247

Furniture And Equipment (Net of Accumulated
     Depreciation)                                            671                 3,431

Long-Term Notes and Loan Receivables                      853,000               853,000

Other                                                     141,975                72,746

     Total Assets                                      $9,324,366            $7,307,424

L I A B I L I T I E S    A N D    S T O C K H O L D E R S'    E Q U I T Y

Current Liabilities
Accounts Payable                                         $178,019               $50,093
Deferred Tax Payable                                       67,472               389,957
Margin Loan                                             2,275,870                     -
Accrued Expenses                                            3,905                85,523

     Total Current Liabilities                          2,525,266               525,573

     Total Liabilities                                  2,525,266               525,573

Commitment and Contingencies                                    -                     -

Minority Interest in Consolidated Subsidiary               (4,174)               (4,511)

Stockholders' Equity
Preferred stock, $.001 par value, shares
authorized 800,000 shares                                       -                     -
     none outstanding
Common Stock, $.001 par value authorized 50,000,000,        8,680                 8,680
     8,680,444 shares issued and 8,590,444 shares
     outstanding
Additional Paid-in-Capital                              5,974,261             5,974,261
Retained Earnings                                         (80,708)              (44,229)
Accumulated other comprehensive loss                    1,107,091             1,308,800
Treasury stock, at cost                                  (206,050)             (206,050)

     Total Stockholders' Equity                         6,803,274             7,041,462

     Total Liabilities and Stockholders' Equity        $9,324,366            $7,562,524

                                Call Now, Inc. And Subsidiaries
                            Consolidated Statements of Operations
                           Three Months and Nine Months Ended September 30
                                        (Unaudited)

                                             Three Months Ended                     Nine Months Ended
                                                September 30                          September 30
                                             2002          2001                    2002          2001
Income
Racetrack Operating Income                 $1,545,640     $1,782,912            $4,162,440     $4,843,636
Management Fees                                60,000         45,000               180,000        135,000
Miscellaneous                                       -              -                     -              -

     Total Income                           1,605,640      1,827,912             4,342,440      4,978,636

Costs  and Expenses
Racetrack                                   1,575,790      1,869,377             4,339,199      5,041,436
General and Administrative                     75,926        188,516               377,889        513,229
Interest                                       35,200         40,096                88,179        118,348
Depreciation and Amortization                     920          1,012                 2,760          2,852

     Total Cost and Expenses                1,687,836      2,099,001             4,808,027      5,675,865

Income (Loss) from continuing operations
     before                                   (82,196)      (271,089)             (465,587)      (697,229)
    other income and expenses, income taxes,
    and minority interest

     Other Income and Expenses                 85,220         77,348               350,817        235,972

Income (Loss) before income taxes and           3,024       (193,741)             (114,770)      (461,257)
     minority interest

     Income Tax Benefit (Expenses)             (1,100)        65,500                78,700        152,400

Income (Loss) before minority interest          1,924       (128,241)              (36,070)      (308,857)

     Minority Interest                         (3,765)         5,230                  (409)         7,921

     Net Income (Loss)                        $(1,841)     $(123,011)             $(36,479)     $(300,936)

Earnings Per Share - Basic and Diluted:
     Net Income                                 (0.00)         (0.01)                (0.00)         (0.04)

                                     CALL NOW, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flow
                                     Nine Months Ended September 30, 2001
                                                (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30
                                                                2002          2001
Cash Flows from Operating Activities:
Net Income (Loss)                                         $(36,479)           $(300,936)

Adjustments to reconcile net income to net cash
     used in operating activities:

     Depreciation and Amortization                           2,760                2,852
     Gain on sale of marketable securities                   2,919                    -
     Stock Issued for Services                                   -               80,000
     Changes in assets and liabilities:                          -                    -
     (Increase) Decrease in Assets:                              -                    -
        Accounts Receivable                                (94,850)
        Accounts Receivable - Other                        (27,893)             (24,519)
        Deferred Tax Asset                                       -             (168,451)
        Income Tax Claim                                         -              528,035
        Other Current Assets                              (557,527)              35,836
        Other Assets                                       (54,229)              18,861
     Increase (Decrease) in Liabilities:
        Accounts Payable                                   127,926               21,370
        Accrued Expenses                                   (81,618)               3,343
        Deferred Income Tax Payable                       (328,477)                   -
        Minority Interest                                      409               (7,921)

Net Cash provided from (used for) Operating Activities $(1,047,059)            $188,470

Cash Flows from Investing Activities:

     Proceeds from the sale of marketable securities    $1,806,458             $      -
     Capital Expenditures                                        -              (99,547)
     Purchase of marketable securities                  (3,048,540)                   -
     Notes and Loans Receivable:
         Advances                                                -                    -
         Cancellations                                           -
         Collections                                             -               80,000

Net Cash used for Investing Activities                 $(1,242,082)            $(19,547)

Cash Flows from Financing Activities

     Proceeds from Loans                                 2,275,870                    -
     Payment of Short Term Debt                                  -              (52,905)
     Payment of Long Term Debt                                   -              (25,920)

Net Cash (used for) provided by Financing Activities    $2,275,870             $(78,825)

Net Increase (Decrease) in Cash                            (13,271)              90,098

Cash Balance, Begin of Year                                 67,441              174,559

Cash Balance, End of Year                                  $54,170             $264,657

CALL NOW, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

General

The unaudited interim consolidated financial statements of the Company as of
September 30, 2002 and for the three and nine months ended September 30, 2002, included herein have been prepared in accordance with the instructions for
Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article
10 of Regulation S-X under the Securities Act of 1933, as amended. The
December 31, 2001 Consolidated was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2002, and the results of their operations for the three and six months ended September 30, 2002 and 2001, and their cash flows for the three and six months ended September 30, 2002 and 2001.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of
Call Now, Inc. and it's wholly owned subsidiaries Jupiter Prime Corp., ARN
Communications Corp., National Communications Network, Inc., and Retama
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
"Accounting for Certain Investments in Debt and Equity Securities,"  (SFAS
115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale.  At December 31, 2001 and September30, 2002, the Company classified its investment portfolio as available for sale and held to maturity.  Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity. Gain or losses from the sale or redemption of the investments are determined using the specific identification method.

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

NOTE 2 - LAND AND MORTGAGE PAYABLE

On November 15, 2001, the Company approved an agreement to sell the land in
Georgetown, Texas and related balance of the mortgage to the former President of the Company as part of his resignation agreement. The agreement calls for him to purchase Andice Development Corporation, which owned the land, for a note in the amount of $448,351. This sale removes the land and mortgage payable from the Company's books. The note is secured by an irrevocable assignment of the right to receive one-half (1/2) of the proceeds payable by
Retama Development Corp. under that certain Funding Agreement dated March 1,
1997 and 250,000 shares of common stock of Call Now Inc. owned by the former
President. In September of 2002, the Company entered into an agreement with the former principal stockholder, William Allen to exchange this note with his one-half (1/2) interest of the proceeds payable by Retama Development Corp under the Funding Agreement dated March 1, 1997.

NOTE 3 - COMMITMENT AND CONTINGENCIES

The Company plans to adjust the value of its Retama Development  Corporation
Bonds on a semi-annual basis and accordingly, the  value of the RDC bonds was not adjusted at September 30, 2002.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF  OPERATIONS
           AND LIQUIDITY AND CAPITAL RESOURCES

           Three Months Ended September 30, 2002 compared to 2001.

l   RESULTS OF OPERATIONS:

                     a.  REVENUES

The Company's revenues for the three months ended September 30, 2002 were
$1,605,640 as compared to $1,827,912 for the three months ended September30,
2001. The decrease was due primarily to decreased racetrack operations.

Interest income for the three months ended September 30, 2002 was $85,220 as compared to $77,348 for the three months ended September 30, 2001. The increase was due to the sale of RDC bonds and the purchase of other bonds that is paying a higher interest rate.

                   b.  EXPENSES

(1) Racetrack expenses for the three months ended September 30, 2002 were
$1,575,790 compared to $1,869,377 for the three months ended September 30,
2001. The decrease was due to reduction in operating expenses.

(2) GENERAL AND ADMINISTRATIVE
Expense for the quarter ended September 30, 2002 was $75,926 compared to $188,516 for the September 30, 2001 quarter. The decrease was due to the
Company operating with reduced overhead.

(3) INTEREST
Interest expense for the quarter ended September 30, 2002 was $35,200 compared to $40,096 for the September 30, 2001 quarter. The decrease was due to the sale of land and eliminating the mortgage.

(4) INCOME TAX
For the quarter ended September 30, 2002 the Company recorded income tax expense of $1,100 compared to a tax benefit of $78,700 for the three months ended September 30, 2001. The decrease was due to the decrease in net operating loss.

               c.   NET LOSS

The Company had a net loss of $1,841 for the quarter ended September 30, 2002 compared to a net loss of $123,011 for the quarter ended September 30, 2001.
The decrease in net loss resulted primarily from a decrease in administrative expenses and the sale of the subsidiary holding the land and mortgage in
November 2001.

               d.   EARNINGS PER SHARE

For the three months ended September 30, 2002, the Company recorded a net earnings per share of $0.001 per share compared to a net loss of $0.01 per share for the September 30, 2001 quarter.

l   LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2002, the Company used $1,047,059 for operating activities compared to providing $188,470 for the nine months ended
September 30, 2001. The increase was due primarily to the increase in investing activity activities of purchasing marketable securities.

Cash used in investing activities for the six months ended September 30, 2001, was $1,242,082 compared to cash used in investing in the amount of $19,547 for the nine months ended September 30, 2001. The increase was due to the purchase of marketable securities.

For the nine months ended September 30, 2002, cash provided from financing activities was $2,275,870 compared to cash used of $78,825 for the nine months ended September30, 2001. The increase was due to an increase in margin loans.

Based on the above information, management of the Company believes that it has adequate financial resources to fund its operations for the current fiscal year.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

PART II - OTHER INFORMATION
ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

          None

(b)     REPORTS ON FORM 8-K
          None.

ITEM 5. OTHER INFORMATION

On August 27, 2002 Call Now, Inc. sold $1,765,000 of the Retama Development
Corporation Special Facilities Revenue Bonds, Series A, 7.00% due 9/1/33 for
cash at a price of 100.00.  Call Now continues to own $160,000 of the Series A
Bonds.  The purchaser of the bonds was Christopher J. Hall, a current Director and controlling shareholder of Call Now.  It is the Board of Directors belief that the sale price of the bonds represents at least fair market value.  The proceeds of the sale were used with a margin loan to acquire a portion of a private placement bond issued for a multi-family housing project located in
Southern Florida.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CALL NOW, INC.

                         By:      /s/ Thomas R Johnson
                                  ----------------------------------------------
                                      Thomas R Johnson, Chairman (Chief Executive Officer)
                                      and
November 14, 2002                     (Principal Accounting Officer)

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of  Call Now, Inc.(the "Company") on
Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas R
Johnson, Chief Executive Officer of the Company, certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that to the best of my knowledge

(1)     The Report fully complies with the requirements of Section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

November 14, 2002                    _s/ Thomas R Johnson____________
                                         Thomas R Johnson
                                         Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Call Now Inc.(the "Company") on
Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas R
Johnson, Chief Financial Officer of the Company, certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 that to the best of my knowledge

(1)     The Report fully complies with the requirements of Section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

August 14, 2002                    _s/ Thomas R Johnson__
                                       Thomas R Johnson
                                       Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 of the SARBANES-OXLEY ACT OF 2002

I, Thomas R Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Call Now Inc..

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Call
Now Inc. as of, and for, the periods presented in this quarterly report.

4. Call Now Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for Call Now Inc.. and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to Call Now Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of Call Now Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of
Directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002          /s/ Thomas R Johnson
                           ----------------------------------------
                           Thomas R Johnson, Chief Executive
                           Officer and Chief Financial Officer