Form 10KSB
period 2002-12-31
CALL NOW INC
filed 2003-02-25
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002
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

Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for twelve months ended December 31, 2002: $5,702,058.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at February 20, 2003 was $2,376,977.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,680,444 shares of common stock, as of February 20, 2003.

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

On July 15, 1996, Andice Development Co. (a former wholly-owned subsidiary of Call Now, Inc.) acquired 118 acres of development property in Williamson County, Texas for a purchase price of $2,363,060. Under the terms of the purchase, we paid $589,310 and executed a seven year, 9% note in the amount of $1,770,000. On November 15,
2001, we approved an agreement to sell the land in Georgetown, Texas and related balance of the mortgage to the former President of the Company as part of his resignation agreement. The agreement calls for him to purchase
Andice Development Corporation, which owned the land, for a note in the amount of $448,351. This sale removes the land and mortgage payable from our books. The note is secured by an irrevocable assignment of the right to receive one-half (1/2) of the proceeds payable by Retama Development Corp. under that certain Funding Agreement dated March 1, 1997 and 250,000 shares of common stock of Call Now Inc. owned by the former President.
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

                                                   HIGH BID             LOW BID
March 31, 2001...........................        $ .45                   $ .25
June 30, 2001............................          .40                     .27
September 30, 2001.......................          .40                     .27
December 31, 2001........................          .49                     .28
March 31, 2002...........................          .29                     .29
June 30, 2002............................          .30                     .29
September 30, 2002.......................          .30                     .29
December 31, 2002........................          .30                     .30

The Company has not established a policy of payment of regular dividends on its common stock. There are no restrictions on the payment of dividends. As of February 20, 2003 there were approximately 367 registered holders of record of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001

Results of Operations

a. Revenues and Other Income

The Company's revenue for the year ended December 31, 2002 was $5,702,058 compared to $6,276,160 for the year ended December 31, 2001. The increase in income for the current year is primarily attributable to the operations of
Retama Park Racetrack. Interest income for the year ended December 31, 2002 was $138,311 compared to $233,015 for the year ended December 31, 2001. The decrease was due primarily to the reduction in the number of Retama
Development Corporation Series A bonds held by the Company. Also included in other income is the profit made on the sale of bonds in the amount of $346,195 for the year ended December 31, 2002.

b. Expenses

Cost and Other Expenses of Revenues

Expense for the year ended December 31, 2002 was $6,262,062 compared to $7,266,445 for the year ended
December 31, 2001. The net decrease was due primarily to the reduction in overhead expenses and race track expenses.

Income Tax

The income tax benefit for 2002 was $24,065 compared to $344,533 in 2001. The decrease is due to a decrease of the net operating loss to $41,098 from $588,401 in 2001.

Liquidity and Capital Resources:

During the year ended December 31, 2002, the Company's operating activities provided cash of $104,360 compared to $708,170 used for the year ended December 31, 2001.

We have investments in Retama Development Corporation Bonds and other Investment bonds. The fair market value of the securities at December 31, 2001 was $4,803,115. The Series A bonds will generate $11,200 in interest income.

Barron Chase executed a note payable to the Company in the amount of $750,000 bearing interest at 12%
per annum. The note paid the Company $7,500.00 per month which the Company utilized as working capital. Such arrangement terminated on August 15, 2000.. In 2000 and 2001, the Company received
$200,000 in cash and stock in an unrelated company valued at $306,300 to bring the balance of the note to $243,700. The Company has worked out an agreement with the individual to allow him a year to pay the note and he had pledged in escrow 398,566 shares of the Call Now Inc. common stock. The agreement ended December 31, 2002 and the Company has placed the 398,566 shares of stock in the
Treasury and written off the balance of the Note Receivable as the cost of the Treasury Stock.
Based on the above information, management of the Company believes that it has adequate financial resources to fund its operations for the current fiscal year.

ITEM 7. FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements
Report of Independent Certified Public Accountants
Consolidated Financial Statements:
Consolidated Balance Sheet, December 31, 2002
Consolidated Statements of Operations, years ended December 31, 2002 and 2001
Consolidated Statements of Changes in Stockholders' Equity, years ended December 31, 2002 and 2001
Consolidated Statements of Cash Flows, years ended December 31, 2002 and 2001
Notes to Consolidated Financial Statements

CLYDE BAILEY P.C.
______________________________________________________________________________
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287 ? (210) 691-2911 (fax)
Member:
American Institute of CPA's
Texas Society of CPA's
To the Board of Directors and Shareholders

Call Now, Inc.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

We have audited the accompanying consolidated balance sheet of Call Now, Inc. and subsidiaries (Company) as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31,
2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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
In our opinion, the financial statements referred to above present fairly, in all material reflects the consolidated financial position of the Company and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended
December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the
United States.

Clyde Bailey
Certified Public Accountant
February 10, 2003
San Antonio, Texas

F1

Current Assets
Cash And Cash Equivalents                                $ 1,311,712
Accounts Receivable                                            2,500
Accounts Receivable - Other                                  127,633
Marketable Securities, At Market Value                     4,803,115
Other                                                          3,733
Total Current Assets                                     $ 6,248,693
Furniture And Equipment
(Less Accumulated Depreciation of $36,901)                         0
Long-Term Notes and Loan Receivables                         853,000
Other                                                        145,250
Total Assets                                             $ 7,246,943

A S S E T S

CALL NOW, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
As of December 31, 2002
See accompanying summary of accounting policies and notes to consolidated financial statements.

F2

Current Liabilities
Accounts Payable                                              30,931 $
Deferred Tax Payable - Bonds                                 312,093
Accrued Expenses                                               2,039
Total Current Liabilities                                    345,063
Total Liabilities                                            345,063
Commitment and Contingencies                                       -
Minority Interest in Consolidated Subsidiary                  (4,335)
Stockholders' Equity
Preferred stock, .001 par value                                    -
authorized 800,000 shares
none outstanding

Common Stock, .001 par value                                   8,680
authorized 50,000,000,
8,680,444 shares issued
and 8,191,878 shares outstanding
Additional Paid-In-Capital                                 5,974,261
Retained Earnings                                            (85,151)
Accumlulated other comprehensive income                    1,458,175
Treasury stock, at cost                                     (449,750)
Total Stockholders' Equity                                 6,906,215
Total Liabilities and Stockholders' Equity                 7,246,943

L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of December 31, 2002
See accompanying summary of accounting policies and notes to consolidated financial statements.

F3
                                                 2002           2001
Income
Race Track Operating Income                     5,462,058      6,096,160
Management Fees                                   240,000        180,000
Total Income                                    5,702,058      6,276,160
Costs and Expenses
Salaries and Wages                              4,661,046      5,189,738
Payroll Taxes and Benefits                      1,018,182      1,119,222
Legal & Professional                              193,624        283,499
Consulting Fees                                   208,301        186,943
General and Administrative                         56,580        354,634
Interest                                          120,898        129,557
Depreciation and Amortization                       3,431          2,852
Total Cost and Expenses                         6,262,062      7,266,445
(Loss) from continuing operations before         (560,004)      (990,285)
other income and expenses, income taxes, and
minority interest
Other Income and Expenses                         494,841         57,351
(Loss) before income taxes and                    (65,163)      (932,934)
minority interest
Income Tax Benefit                                 24,065        344,533
(Loss) before minority interest                   (41,098)      (588,401)
Minority Interest                                     176         18,234
Net (Loss)                                        (40,922)      (570,167)
Earnings Per Share - Basic and Diluted:
Net (Loss)                                          (0.00)         (0.06)

Years Ended December 31

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
See accompanying summary of accounting policies and notes to consolidated financial statements

F4

                                                                                                          Accumulated
                                                                                                          Other
                                                      Common  Stock    Additional        Treasury Stock   Comprehensive   Retained
                                                     Shares   Amount   Paid-In-Calital   Shares Amount    Income (Loss)   Earnings   Total
Balance December 31, 2000                          8,430,444  8,430    5,874,511         90,000 (206,050)    789,094      525,938   6,991,923
Stock Issued for Services                            250,000    250       99,750                                                      100,000

Comprehensive (Loss):
Net (Loss)                                                                                                               (570,167)    (570,167)
Unrealized Gain on securities                                                                                519,706                   519,706
Total Comprehensive Income (Loss)                                                                                                      (50,461)
Balance, December 31, 2001                         8,680,444  8,680  $ 5,974,261         90,000 (206,050) $1,308,800      (44,229)   7,041,462
Stock Returned to Treasury                                                              398,566 (243,700)                             (243,700)
Comprehensive (Loss):
Net (Loss)                                                                                                                (40,922)     (40,922)
Unrealized Gain on securities                                                                                149,375                   149,375
Total Comprehensive Income (Loss)                                                                                                      108,453

Balance, December 31, 2002                         8,680,444 8,680   $ 5,974,261        488,566 (449,750) $1,458,175      (85,151)   6,906,215

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2002 and 2001
Common Stock Treasury Stock

See accompanying summary of accounting policies and notes to consolidated financial statements

F5

                                                          2002        2001
Cash Flows from Operating Activities:
Net (Loss)                                              (40,922)   (570,167)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization                             3,431       2,852
Income Tax Refund Claim                                       -      38,407
Stock Issued for Services                                     -     100,000
Changes in assets and liabilities:
(Increase) Decrease in Assets:
Accounts Receivable                                      45,000     (17,500)
Accounts Receivable - Other                              27,893     (52,412)
Deferred Tax Asset                                            -    (251,422)
Note Receivable                                               -    (450,000)
Other Current Assets                                     12,897      26,469
Other Assets                                            182,596    (122,998)
Increase (Decrease) in Liabilities:
Accounts Payable                                        (19,162)     13,154
Accrued Expenses                                        (83,484)     (2,374)
Deferred Tax Liability                                  (24,065)    596,055
Minority Interest                                           176     (18,234)
Total Adjustments                                       145,282    (138,003)
Net Cash (used for) Operating Activities                104,360    (708,170)

Years Ended December 31

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

See accompanying summary of accounting policies and notes to consolidated financial statements

F6

                                                         2002        2001
Cash Flows from Investing Activities:
Sale of Capital Assets                               10,421,071      2,369,075
Capital Expenditures                                          -         (3,703)
Purchase of marketable securities                    (9,286,160)             -
Proceeds from bond redemption                             5,000         10,000
Net Cash provided by Investing Activities             1,139,911      2,375,372
Cash Flows from Financing Activities
Note Payable                                                  -        (52,905)
Payment of Long Term Debt                                     -     (1,721,314)
Net Cash provided by (used for) Financing Activities          0     (1,774,219)
Net Increase in Cash                                  1,244,271       (107,017)
Cash Balance, Beginning of Year                          67,441        174,559
Cash Balance, End of Year                             1,311,712         67,441
Supplemental cashflow information:
Cash Paid for interest                                  120,898        129,557
Cash Paid for income taxes                                    -              -

Years Ended December 31

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

See accompanying summary of accounting policies and notes to consolidated financial statements

F7

Call Now, Inc.
And Subsidiaries

Notes to Financial Statements

NOTE1- SUMMARY OF ACCOUNTING POLICIES

Nature of Business

After exiting the long distance telephone business in 1996, the Company has redeployed its assets primarily in acquiring $93,925,000 face amount bonds and notes collateralized by a lien on the Retama Park Horse Racing Facility ("Retama") in Selma, Texas, and into a management contract with the Retama to manage the racing facility. In addition, the Company entered into a contract to manage the Facility commencing January 1998.

In 1999, the Company and its shareholders approved articles of merger with a Nevada corporation by the same name to effectively change the Company's domicile from Florida to
Nevada.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Call Now, Inc.
and it's wholly owned subsidiaries ARN Communications Corp., National Communications
Network, Inc., Jupiter Prime Corporation, and Retama Entertainment Group Inc. (collectively
"the Company"). Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant inter-company transactions and balances have been eliminated in consolidation.

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

F8

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
Periodically, balances may exceed this amount. The cash balance at Penson Financial has additional insurance in excess of $10,000,000.

Concentration of Credit Risk / Economic Dependency

The venture is dependent economic prosperity in the Austin and San Antonio metropolitan areas. The investment is not particularly interest rate sensitive doe to the fact that the overwhelming portion of the investment in the Retama Development Corporation Series B bonds that are not paying interest.

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
2002.

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

F9

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement
Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the
accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30,
"Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a

F10

Call Now, Inc.
And Subsidiaries

Notes to Financial Statements

Recent Accounting Pronouncements (con't)
Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions",
for the disposal of a segment of a business. The Company is required to adopt SFAS No.
144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.
In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44 and
64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145
requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30,
"Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a
Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions".
Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS
No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146 , "Accounting for Costs Associated with Exit or
Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an
Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No.
146 to have a material effect on its financial position, results of operations or cash flows.

F11

Call Now, Inc.
And Subsidiaries

Notes to Financial Statements

NOTE 1- SUMMARY OF ACCOUNTING POLICIES (CONTINUATION)

Reclassification

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current presentation.

NOTE 2- MARKETABLE SECURITIES

The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values at December 31, 2002 are as follows:

                                             Gross           Gross
                                             Unrealized      Unrealized      Market
Available for sale:           Cost           Gains           Losses          Value
Municipal bonds and notes
Corporate                $ 1,219,893      $ 3,116,679      $       -      $ 4,336,573
Securities                   633,365                -        166,823          466,542
                    ----------------- ----------------- ----------------- ------------------
                         $ 1,853,258      $ 3,116,679      $ 166,823      $ 4,803,115

Unrealized gains on securities available for sale at December 31, 2002 are shown net of income taxes as a component of stockholders' equity.

NOTE 3 - INVESTMENT IN BONDS AND BOND DEFEASANCE TRANSACTION

The Company was obligated to lend to RDC, to fund any operating deficit (as defined) of RDC, up to $2,150,000 for a two-year period expiring March 1999, of which $853,000 had been advanced. The funding agreement was extended to March 2003 and the Company and RDC are working to extend the funding agreement.

NOTE 4 - NOTES AND LOANS RECEIVABLE

Notes and loans receivable at December 31, 2002 comprise the following:
On August 15, 1998, the Company executed a note with a broker-dealer in the amount of $750,000. The note bears an interest rate of 12% per annum, payable monthly and matures August 15, 2001. The note is an approved transaction through the National
Association of Securities Dealers. The Company has advised the broker-dealer that it will not renew this Agreement. In 2000 and 2001, the Company received $200,000 in cash and stock in an unrelated company valued at $306,300 to bring the balance of the note to $243,700. The Company and has worked out an agreement with the individual to allow him a year to pay the note and he has pledged in escrow 398,566 shares of the Call Now Inc. common stock. The agreement to pay the note receivable expired on
December 31, 2002 and the Company moved the 398,566 shares of common stock to the Company's Treasury and wrote off the balance of the note to Treasury Stock.

F12

Call Now, Inc.
And Subsidiaries

Notes to Financial Statements

NOTE 5 - LAND AND MORTGAGE PAYABLE

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

NOTE 6 - STOCKHOLDERS' EQUITY

The Company has authorized 800,000 shares of $.001 par value preferred stock. Of the
800,000 shares, 300,000 are designated Class A convertible redeemable preferred stock (Class
A), 200,000 are designated Class B convertible redeemable preferred stock (Class B), and
300,000 are designated as Class C convertible redeemable preferred stock (Class C).
The Class A preferred stock is non-voting, redeemable at the option of the Company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder. The Class A preferred stockholders are entitled to receive an annual dividend of $.30 per share. Of the 300,000 designated shares, none were outstanding at
December 31, 2002.

The Class B preferred stock is non-voting, redeemable at the option of the Company at a price of $100 per share plus accrued but unpaid dividends, and convertible into 100 shares of common stock at the option of the holder. The Class B preferred stockholders are entitled to receive an annual dividend of $6.00 per share. Of the 200,000 designated shares, none were outstanding at December 31, 2002.

F13

Call Now, Inc.
And Subsidiaries

Notes to Financial Statements

NOTE 6 - STOCKHOLDERS' EQUITY (CON'T)
The Class C preferred stock is non-voting, redeemable at the option of the Company at a price of $3.00 per share plus one share of common stock and convertible into one share at the option of the holder. Of the 300,000 designated shares, none were outstanding at December 31,
2002.

NOTE 7 - STOCK BASED COMPENSATION

At December 31, 2002, the Company has non-plan options, which are described below. The
Company applies APB Opinion 25; Accounting for stock issued to employees, and related interpretations in accounting for the options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.
In November of 2000, the Company granted options to its directors and certain employees to purchase 1,020,000 shares at an option price of $.375 per share. The options have a five-year term. In November of 2001, the Company granted 100,000 option shares to Thomas R Johnson at an exercise price of $.53 per share.

In December of 2001, the Company agreed to purchase 600,000 options held by Bryan Brown for a total of $65,000. These options are being shown as cancelled and the $65,000 expensed as consulting as they were paid.

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

                                              2002           2001

Net Income
As reported                               ( $ 41,098 ) ( $ 570,167 )
Pro forma                                 ( $ 67,285 ) ( $ 624,792 )
Earnings per share
As reported                                    ( .00 )       ( .06 )
Pro forma                                      ( .01 )       ( .07 )

A summary of the status of the Company's non-plan options as of December 31, 2002 and
2001, and changes during the years ended on those dates is presented below:

F14

Call Now, Inc.
And Subsidiaries

Notes to Financial Statements

NOTE 7 - STOCK BASED COMPENSATION (CON'T)

                              December 31, 2002           December 31, 2001
                             Shares  Weighted Average    Shares   Weighted Average
                                     Exercise Price               Exercise Price
Outstanding at
Beginning of year           1,950,000  $ 1.49           1,850,000      $ 1.49
Granted                             -                     100,000         .53
Exercised                           -       -                   -           -
Forfeited                                   -                   -           -
Cancelled                     600,000    1.30
Outstanding at
the end of year             1,350,000  $ 1.42           1,950,000      $ 1.49
Options exercisable
at year end                 1,350,000  $ 1.42           1,950,000      $ 1.49

NOTE 8 - INCOME TAXES

The components of the provision for income tax benefits are as follows:

Year Ended December 31,
                    2002                2001
Current:
Federal           $ 24,065           $ 344,533
State                -0-                -0-
               ----------------- ------------------
                  $ 24,065           $ 344,533

Such income tax benefits are included in the accompanying consolidated financial statements as follows:

Year Ended December 31,
                                             2002                2001
Income from operations                     ( $ 24,065 )      ( $ 344,533 )
Extraordinary Items                               -0-                -0-
                                        ------------------- -------------------
                                           ( $ 24,065 )      ( $ 344,533 )

F15

Call Now, Inc.
And Subsidiaries

Notes to Financial Statements

NOTE 8 - INCOME TAXES (CON'T)

The above provision has been calculated based on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates.

The net operating loss for 1999 was carried back to 1996 and 1997 and the unused portion will be carried forward along the net operating loss from 2002. The net operating loss will begin expiring in 2019.

NOTE 9 - RELATED PARTY TRANSACTIONS

Consulting fees aggregating approximately $134,400 were paid to the former President of the
Company in 2002.

In December of 1999, the Board of Directors approved a resolution to settle the Company's
President's salary of $240,000 per year by agreeing to pay the salary for 1998 in February
2001, settle the 1999 salary for an investment valued at $60,000 (as Consultant's Fees), and to pay $1 for his salary in 2001.

NOTE 10 - MANAGEMENT AGREEMENT

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

NOTE 11 - EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS) computation:

                              ------- 2002 -------                          ------- 2001 -------
Earnings per               (Loss)   Shares        Per Share             (Loss)   Shares         Per Share
Common Share          (Numerator)  (Denominator)   Amount          (Numerator)  (Denominator)   Amount
                      -----------   ----------     --------        ----------    -----------    --------
Net Income            ( $ 40,922)    8,192,444      ( $ .00 )      ( $ 570,167)   8,495,444      ( $.06)

Options to purchase 1,350,000 shares and 1,950,000 were outstanding at December 31, 2002 and 2001 respectively were not included in the computation of diluted EPS as they would be anti-dilutive.

F16

Call Now, Inc.
And Subsidiaries

Notes to Financial Statements

NOTE 12 - OTHER INCOME AND EXPENSE ITEMS

The following items are shown on the consolidated statement of operations as other income and expense items and are disclosed elsewhere in these notes:

                                             2002      2001

Interest Income                          138,311      233,015
Other Income                              10,336           -0-
Gain (Loss) on Sale of Assets            346,194     (175,664)
Total                                  $ 494,841     $ 57,351

NOTE 13 - OTHER EVENTS

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

F17

Call Now, Inc.
And Subsidiaries

Notes to Financial Statements

NOTE 13 - OTHER EVENTS (CON'T)

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

NOTE 14 - SUBSEQUENT EVENTS

No other material subsequent events have occurred that warrants disclosure since the balance sheet date.

F18

ITEM 8.

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

NAME AGE POSITION
Thomas R Johnson...................................... 35 Chief Operating Office and Director
Christopher J. Hall ................................... 45 Director
William M. Allen ...................................... 76 Director
Bryan P Brown ........................................ 41 Director

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
1999.

Christopher J. Hall was the co-founder and co-owner of Howe Solomon and Hall, Inc. from 1985-1998. HSH was a
SEC licensed securities firm founded on Wall Street. In 1998 Mr. Hall left to pursue entrepreneurial efforts which include Retama Entertainment Group and Call Now. He became a director in November 2001.
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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company's knowledge, all reports required to be filed were timely filed in fiscal year ended December
31, 2002.

ITEM 10. EXECUTIVE COMPENSATION.
SUMMARY COMPENSATION TABLE

Other Annual

Name and Principal Position      Year      Salary      Bonus      Compensation

Thomas R Johnson                   2002   $ 100,000      -0-           -0-
Chief Executive Officer            2001   $ 11,500*      -0-           -0-
William M. Allen..............     2002   $     -0-      -0-           -0-
(Former Chairman, CEO              2001   $     -0-      -0-           -0-
                                   2000   $      1       -0-           -0-
Bryan P. Brown................     2002   $ 175,000      -0-           -0-
CEO of Retama Entertainment ....   2001   $ 175,000      -0-           -0-
                                   2000   $ 175,000      -0-           -0-
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

STOCK OPTIONS

There were no option granted in the fiscal year ended December 31, 2002.

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

The following table sets forth the number of stock options held by the executive officers named in the Summary
Compensation Table as of December 31, 2002 and the value of unexercised in-the-money options held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any options during the 2002 year.

2002 Fiscal Year Option Values

                                                     Number of                Value of Unexercised
                                                     Unexercised Options      in-the-money Option
Name                                                 At Fiscal Year End       Fiscal Year End
------------------                                   ------------------------ --------------------
Christopher Hall                                          1,100,000                     -0-
Bryan P. Brown                                              100,000                     -0-
Thomas R Johnson                                            100,000                     -0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 20, 2003, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's
Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.

                                                                               Percent of
                                                            Number of           Outstanding
Name                                                        Shares              Common Stock
-----------------                                         --------------------  -------------
Christopher Hall                                              5,207,815 (1)           53.3%
Thomas R Johnson                                                111,000 (1)              *
Bryan P. Brown                                                  100,000 (1)              *
William M. Allen                                                600,000                6.9%
Officers and Directors
as a group (4 Persons)......                                  6,018,815 (1)           60.3%

(1) Includes stock options held as follows: Christopher Hall -- 1,100,000 shares, Bryan P. Brown -- 100,000 shares --
Thomas R Johnson 100,000.

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
February 20, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ Thomas R Johnson President and Director February 20, 2003
(Principal Executive Officer
Thomas R Johnson (Principal Accounting Officer)

/s/ Christopher J Hall Director February 20, 2003

/s/ William M. Allen Director February 20, 2003

/s/ Bryan Brown Director February 20, 2003

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Call Now, Inc. (the "Company") on Form 10-KSB for
the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas R Johnson, Chief Executive Officer of the Company,
certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002, that to the best of my knowledge

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

February 20, 2003                _s/ Thomas R Johnson____________
                                     Thomas R Johnson
                                     Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Call Now Inc. (the "Company") on Form 10-KSB for the period ended
December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Thomas R Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that to the best of my knowledge

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

March 31, 2003                     _s/ Thomas R Johnson__
                                       Thomas R Johnson
                                       Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 of the SARBANES-OXLEY ACT OF 2002

I, Thomas R Johnson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Call Now Inc..

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Call
Now Inc. as of, and for, the periods presented in this quarterly report.

4. Call Now Inc.'s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Call Now Inc.. and have:
(a) designed such disclosure controls and procedures to ensure that material information relating to Call Now
Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) evaluated the effectiveness of Call Now Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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

February 20, 2003                     /s/ Thomas R Johnson
                                       ----------------------------------------
                                           Thomas R Johnson, Chief Executive
                                           Officer and Chief Financial Officer