Form 10QSB
period 2003-03-31
CALL NOW INC
filed 2003-05-16
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             March 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,680,444 shares as of May 12,
2003.

Transitional Small Business Format:   NO

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Call Now Inc., a Nevada corporation, and its subsidiaries unless otherwise indicated. Consolidated and unaudited interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2003, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages 3 through 5 and are incorporated herein by this reference.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

Consolidated Statements of Operations
Three Months Ended March 31, 2003
(Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       2003          2002

Income
Race Track Operating Income                    $     1,083,497     $     1,066,413
Management Fees                                         60,000              60,000

     Total Income                              $     1,143,497     $     1,126,413

Costs  and Expenses
Racetrack                                      $     1,142,265     $     1,141,067
General and Administrative                              91,925              84,814
Interest                                                   147               1,763
Depreciation and Amortization                                -                 920

     Total Cost and Expenses                   $     1,234,337     $     1,228,564

Income (Loss) from continuing operations               (90,840)           (102,151)
    before other income and expenses,
    income taxes and minority interest

     Other Income and Expenses                 $       105,538     $        58,284

Income (Loss) before income taxes and                   14,698             (43,867)
     minority interest

     Income Tax Benefit (Expenses)            $        (5,400)    $        28,600

Income (Loss) before minority interest                  9,298             (15,267)

     Minority Interest                                   (156)              1,848

     Net Income (Loss)                        $         9,142     $       (13,419)

Earnings Per Share - Basic and Diluted:
     Net Income                                         0.001              (0.002)

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2003
(Unaudited)

A S S E T S
                                                  March 31          December 31
                                                  2003               2002

Current Assets
Cash And Cash Equivalents                    $     37,824          $     1,311,712
Accounts Receivable                                42,500                    2,500
Accounts Receivable - Other                       127,633                  127,633
Marketable Securities, At Market Value          6,081,147                4,803,115
Other                                              90,341                    3,733

     Total Current Assets                    $  6,379,445          $     6,248,693

Furniture And Equipment (Net of Accumulated
 Depreciation)              -

Long-Term Notes and Loan Receivables              853,000                  853,000

Other                                             163,724                  145,250

     Total Assets                            $  7,396,169          $     7,246,943

L I A B I L I T I E S    A N D    S T O C K H O L D E R S'    E Q U I T Y

Current Liabilities
Accounts Payable                             $     59,431          $        30,931
Deferred Tax Payable                              317,493                  312,093
Margin Loan                                        35,919                        -
Accrued Expenses                                    3,081                    2,039

     Total Current Liabilities                    415,924                  345,063

     Total Liabilities                            415,924                  345,063

Commitment and Contingencies                            -                        -

Minority Interest in Consolidated Subsidiary       (4,179)                  (4,335)

Stockholders' Equity
Preferred stock, $.001 par value shares
 authorized 800,000 shares                              -                        -
     none outstanding
Common Stock, $.001 par value shares authorized
 50,000,000,                                        8,680                    8,680
8,680,444 shares issued and 8,590,444 shares
 outstanding
Additional Paid In Capital                      5,974,261                5,974,261
Retained Earnings                                 (76,009)                 (85,151)
Accumlulated other comprehensive loss           1,527,242                1,458,175
Treasury stock, at cost                          (449,750)                (449,750)

     Total Stockholders' Equity                 6,984,424                6,906,215

     Total Liabilities and Stockholders'
       Equity                               $   7,396,169          $     7,246,943

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
Three Months Ended March 31, 2003
(Unaudited)

                                                       Three Months Ended
                                                       March 31,
                                                       2003               2002

Cash Flows from Operating Activities:              $     9,142     $     (13,419)
Net Income (Loss)

Adjustments to reconcile net income to net cash
 used in operating activities:

     Depreciation and Amortization                           -               920
     Changes in assets and liabilities:                      -                 -
     (Increase) Decrease in Assets:                          -                 -
        Accounts Receivable                            (40,000)           32,893
        Deferred Tax Asset                                   -                 -
        Other Current Assets                           (86,608)          (74,881)
        Other Assets                                   (18,474)           42,495
     Increase (Decrease) in Liabilities:
        Accounts Payable                                28,500            67,557
        Accrued Expenses                                 1,042           (85,523)
        Deferred Tax Payable                             5,400           (28,600)
        Minority Interest                                  156            (1,848)

Net Cash used for Operating Activities          $     (100,842)     $    (60,406)

Cash flows from Investing Activities:

     Proceeds from the sale of marketable
       securities                               $            -      $          -
     Purchase of marketable securities              (1,208,965)       (1,152,241)
     Notes and Loans Receivable:
         Advances                                            -                 -
         Collections                                         -                 -

Net Cash used for Investing Activities          $   (1,208,965)     $ (1,152,241)

Cash flows from Financing Activities

     Proceeds from Loans                                35,919         1,238,750
     Payment of Long Term Debt                               -                 -

Net Cash used for provided by Financing
 Activities                                     $       35,919      $  1,238,750

Net Increase (Decrease) in Cash                     (1,273,888)           26,103

Cash Balance, Begin of Year                          1,311,712            67,441

Cash Balance, End of Year                       $       37,824      $     93,544

CALL NOW, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

General

The unaudited interim consolidated financial statements of the Company as of March 31, 2003 and for the three months ended March 31, 2003, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of
Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2002 Consolidated was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2003, and the results of their operations for the three months ended March 31, 2003 and 2002, and their cash flows for the three months ended March 31,
2003 and 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002, and for the two years statement of operations for the years ended December 31, 2002 and 2001 and related notes included in the
Company's Form 10-KSB filed with the Securities and Exchange Commission.

Nature of Business

After exiting the long distance telephone business in 1996, the Company has redeployed its assets primarily in acquiring $93,925,000 face amount bonds and notes collateralized by a lien on the Retama
Park Horse Racing Facility ("Facility") in Selma, Texas.  In addition, the Company entered into a contract to manage the Facility commencing January 1998.

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
Investments in Debt and Equity Securities,"  (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale.  At
December 31, 2002 and March 31, 2003, the Company classified its investment portfolio as available for sale and held to maturity.  Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity. Gain or losses from the sale or redemption of the investments are determined using the specific identification method.

CALL NOW, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION (CONTINUATION)

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

NOTE 2 - COMMITMENT AND CONTINGENCIES

The Company plans to adjust the value of its Retama Development  Corporation Bonds on a semi-annual basis and accordingly, the  value of the RDC bonds was not adjusted at March 31, 2003.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF  OPERATIONS
           AND LIQUIDITY AND CAPITAL RESOURCES

           Three Months Ended March 31, 2003  compared to 2002.

-   RESULTS OF OPERATIONS:

                 a.  REVENUES

The Company's revenues for the three months ended March 31, 2003 were
$1,143,497 as compared to $1,126,413 for the three months ended March 31, 2003.
The increase was due primarily to increased racetrack operations.

Interest income for the three months ended March 31, 2003 was $105,538 as compared to $58,284 for the three months ended March 31, 2002. The increase was due to the sale of RDC bonds and the purchase of other bonds that is paying a higher interest rate.

                   b.  EXPENSES

(1) Racetrack expenses for the three months ended March 31, 2003 were $1,142,265 compared to $1,141,067 for the three months
ended March 31, 2002. The increase was due to increase in
operating expenses.

(2) GENERAL AND ADMINISTRATIVE

       Expense for the quarter ended March 31, 2003 was $91,925
compared to $84,814 for the quarter ended March 31, 2002. The increase was due to increased professional fees paid by the
Company.

(3) INCOME TAX

For the quarter ended March 31, 2003 the Company recorded
income tax expense of $5,400 compared to a tax benefit of $28,600 for the three months ended March 31, 2002. The decrease was due to the decrease in net operating loss.

               c.   NET LOSS

The Company had a net income of $9,142 for the quarter ended March 31, 2003 compared to a net loss of $13,419 for the quarter ended March 31 2002. The decrease in net loss resulted primarily from an increase in interest income.

               d.   EARNINGS PER SHARE

For the three months ended March 31, 2003, the Company recorded a net earnings per share of $0.001 per share compared to a net loss of $0.01 per share for the
March 31 2002 quarter.

-   LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2003, the Company used $100,842 for operating activities compared to providing $60,406 for the three months ended March
31, 2002. The increase was due primarily to the increase in investing activity activities of purchasing marketable securities.

Cash used in investing activities for the three months ended March 31 2003, was
$1,208,965 compared to cash used in investing in the amount of $1,152,241 for the three months ended March 31, 2002. The increase was due to the purchase of marketable securities.

For the three months ended March 31 2003, cash provided from financing activities was $35,919 compared to cash used of $1,238,750 for the three months ended
March 31, 2002. The decrease was due to an decrease in margin loans.

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

                                   CALL NOW, INC.

                         By:      /s/ Thomas R Johnson
                                      ----------------------------------------------
                                      Thomas R Johnson
                                      Chairman (Chief Executive Officer)
                                      and
May 13, 2003                          (Principal Accounting Officer)

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of  Call Now, Inc.(the "Company") on Form 10-Q for
the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas R Johnson, Chief Executive Officer of the Company,
certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002, that to the best of my knowledge

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

May 13, 2003                            _s/ Thomas R Johnson____________
                                            Thomas R Johnson
                                            Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Call Now Inc.(the "Company") on Form 10-Q for the
period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas R Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that to the best of my knowledge

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

May 13, 2003                                  _s/ Thomas R Johnson__
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

May 13, 2003      /s/ Thomas R Johnson
                      ----------------------------------------
                      Thomas R Johnson, Chief Executive
                      Officer and Chief Financial Officer