Form 10QSB
period 2003-06-30
CALL NOW INC
filed 2003-08-15
CIK 869484

Exhibit 32

SECTION 906 CERTIFICATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of  Call Now, Inc. (the "Company") on Form 10-QSB for the quarter ending
June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Thomas R. Johnson, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

 (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 Date: August 14, 2003         /S/ Thomas R Johnson
                                                          Principal Executive Officer
                                                          Principal Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

12