Form 10QSB
period 2003-09-30
CALL NOW INC
filed 2003-11-14
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:            September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,893,481 shares as of November 10, 2003.

Transitional Small Business Format:   NO

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
As used herein, the term "Company" refers to Call Now Inc., a Nevada corporation, and its subsidiaries unless otherwise indicated. Consolidated and unaudited interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2003, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages 3 through 5 and are incorporated herein by this reference.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2003
(Unaudited)

A S S E T S
                                                                 September 30          December 31
                                                                 2003                  2002

Current Assets
Cash And Cash Equivalents                                        $     47,885          $     1,311,712
Accounts Receivable                                                   122,500                    2,500
Accounts Receivable - Other                                           127,633                  127,633
Marketable Securities, At Market Value                             11,554,069                4,803,115
Other                                                                  74,450                    3,733

     Total Current Assets                                        $ 11,926,537          $     6,248,693

Furniture And Equipment (Net of Accumulated Depreciation)                   -

Long-Term Notes and Loan Receivables                                1,123,000                  853,000

Other                                                                 200,474                  145,250

     Total Assets                                                $ 13,250,011          $     7,246,943

L I A B I L I T I E S    A N D    S T O C K H O L D E R S'    E Q U I T Y

Current Liabilities
Accounts Payable                                                 $    136,431          $        30,931
Deferred Tax Payable                                                  606,478                  312,093
Margin Loan                                                         5,084,709                        -
Accrued Expenses                                                            -                    2,039

     Total Current Liabilities                                      5,827,618                  345,063

     Total Liabilities                                              5,827,618                  345,063

Commitment and Contingencies                                                -                        -

Minority Interest in Consolidated Subsidiary                           (3,456)                  (4,335)

Stockholders' Equity
Preferred stock, $.001 par value shares authorized 266,667 shares           -                        -
     none outstanding
Common Stock, $.001 par value shares authorized 16,666,667              2,893                    2,893
     2,893,481 shares issued and 2,863,481 shares outstanding
Additional Paid In Capital                                          5,980,048                5,980,048
Retained Earnings                                                      89,029                  (85,151)
Accumlulated other comprehensive income                             1,803,629                1,458,175
Treasury stock, at cost                                              (449,750)                (449,750)

     Total Stockholders' Equity                                     7,425,849                6,906,215

     Total Liabilities and Stockholders' Equity                 $  13,250,011            $   7,246,943

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                            Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                            2003          2002               2003          2002

Income
Race Track Operating Income                              $ 1,546,491     $ 1,545,640     $ 4,128,724     $ 4,162,440
Management Fees                                               60,000          60,000         180,000         180,000

     Total Income                                        $ 1,606,491     $ 1,605,640     $ 4,308,724     $ 4,342,440

Costs  and Expenses
Racetrack                                                $ 1,604,991     $ 1,575,790     $ 4,304,492     $ 4,339,199
General and Administrative                                    63,162          75,926         248,165         377,889
Interest                                                      69,616          35,200         110,999          88,179
Depreciation and Amortization                                      -             920               -           2,760

     Total Cost and Expenses                             $ 1,737,769     $ 1,687,836     $ 4,663,656     $ 4,808,027

Income (Loss) from continuing operations                    (131,278)        (82,196)       (354,932)       (465,587)
    before other income and expenses,
    income taxes and minority interest

     Other Income and Expenses                           $   262,430     $    85,220     $   617,443     $   350,817

Income (Loss) before income taxes and                        131,152           3,024         262,511        (114,770)
     minority interest

     Income Tax Benefit (Expenses)                       $   (41,423)    $    (1,100)    $   (87,452)    $    78,700

Income (Loss) before minority interest                        89,729           1,924         175,059         (36,070)

     Minority Interest                                          (534)         (3,765)           (879)           (409)

     Net Income (Loss)                                   $     89,195    $    (1,841)    $   174,180     $   (36,479)

Earnings Per Share - Basic and Diluted:
     Net Income                                                  0.01           0.00            0.02           (0.00)

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

(Unaudited)

                                                                                Nine Months Ended
                                                                                September 30,
                                                                                2003               2002
Cash Flows from Operating Activities:
Net Income (Loss)                                                            $     174,180      $     (36,479)

Adjustments to reconcile net income to net cash
     used in operating activities:

     Depreciation and Amortization                                                       -              2,760
     Gain on sale of marketable securities                                               -              2,919
     Changes in assets and liabilities:                                                  -                  -
     (Increase) Decrease in Assets:                                                      -                  -
          Accounts Receivable                                                     (120,000)           (94,850)
          Accounts Receivable - Other                                                    -            (27,893)
          Other Current Assets                                                     (70,717)          (557,527)
          Other Assets                                                                   -            (54,229)
     Increase (Decrease) in Liabilities:
          Accounts Payable                                                         105,500            127,926
          Accrued Expenses                                                               -            (81,618)
          Deferred Tax Payable                                                      87,452           (328,477)
          Minority Interest                                                            189                409

Net Cash provided (used) for Operating Activities                             $    176,604      $  (1,047,059)

Cash flows from Investing Activities:

     Proceeds from the sale of marketable securities                          $ 14,073,768      $   1,806,458
     Purchase of marketable securities                                         (20,070,908)        (3,048,540)
     Notes and Loans Receivable:
          Advances                                                                (270,000)                 -
          Cancellations                                                                  -                  -
          Collections                                                                    -                  -

Net Cash used for Investing Activities                                        $ (6,267,140)     $  (1,242,082)

Cash flows from Financing Activities

 Proceeds from Loans                                                        5,084,709          2,275,870
 Payment of Long Term Debt                                                          -                  -

Net Cash used for provided by Financing Activities                            $  5,084,709      $   2,275,870

Net Increase (Decrease) in Cash                                                 (1,005,827)           (13,271)

Cash Balance, Begin of Year                                                      1,311,712             67,441

Cash Balance, End of Year                                                     $     47,885      $      54,170

CALL NOW, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note 1- Basis of Presentation
General
The unaudited interim consolidated financial statements of the Company as of September 30, 2003 and for the three and nine months ended September 30, 2003, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The
December 31, 2002 Consolidated was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003, and the results of their operations for the three and nine months ended September 30, 2003 and 2002, and their cash flows for the three months ended September 30, 2003 and 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These consolidated financial statements should be read in conjunction
\with the audited consolidated financial statements as of December 31, 2002, and for the two years statement of operations for the years ended December 31, 2002 and 2001 and related notes included in the
Company's Form 10-KSB filed with the Securities and Exchange Commission.
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
in Debt and Equity Securities,"  (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale.  At December 31, 2002 and
September 30, 2003, the Company classified its investment portfolio as available for sale and held to maturity.
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

Note 2 - Commitment and Contingencies

The Company plans to adjust the value of its Retama Development  Corporation Bonds on a semi-annual basis and accordingly, the  value of the RDC bonds was not adjusted at September 30, 2003.

Note 3 - Common  Stock

On September 24, 2003 the Company reverse split the common stock 1-for-3. The total number of shares of common stock which are authorized to issue from 50,000,000 to 16,666,667 shares and reduced the total number of shares of preferred stock which are to be authorized to issue from 800,000 to 266,667 shares. These financial statements reflect this change.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF  OPERATIONS
   AND LIQUIDITY AND CAPITAL RESOURCES

           Three Months and Nine Months Ended September 30, 2003 compared to 2002.

l   RESULTS OF OPERATIONS:

                 a.  REVENUES

The Company's revenues for the three months ended September 30, 2003 were $1,606,491, as compared to $1,605,640 for the three months ended September 30, 2002.

Interest income for the three months ended September 30, 2003 was $142,088  as compared to $85,220 for the three months ended September 30, 2002. The increase was due to the sale of RDC bonds and the purchase of other bonds that is paying a higher interest rate and the investment in Penson Worldwide Inc.

                   b.  EXPENSES

(1) Racetrack expenses for the three months ended September 30, 2003 were $1,604,991 compared to $1,575,790 for the three months ended September 30, 2002. The increase was due to an increase in operating expenses.

(2) GENERAL AND ADMINISTRATIVE
       Expense for the quarter ended September 30, 2003 was $63,162 compared to $75,926 for the quarter ended September 30, 2002. The decrease was due to decreased expenses relating to the overhead expenses.

(3) INCOME TAX
For the quarter ended September 30, 2003 the Company recorded income tax expense of $41,423 compared to a tax expense of $1,100 for the three months ended September 30, 2002. The increase was due to the increase in net operating income and sale of investments at a profit of $114,900.

               c.   NET INCOME

The Company had a net income of $89,729 for the quarter ended September 30, 2003 compared to a net loss of $1,841 for the quarter ended September 30 2002. The  increase in income resulted primarily in lower general and administrative expenses.

               d.   EARNINGS PER SHARE

For the three months ended September 30, 2003, the Company recorded net earnings per share of $0.01 per share compared to a net loss of $0.001 per share for the September 30, 2002 quarter.

l   LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2003, the Company provided $176,604 for operating activities compared to using $1,047,059 for the nine months ended September 30, 2002. The increase was due primarily to the increase in accounts receivables and increases other working capital items.

Cash used in investing activities for the six months ended September 30, 2003, was $6,267,140 compared to cash used in investing in the amount of $1,242,082 for the nine months ended September 30, 2002. The increase was due to the purchase of marketable securities.

For the nine months ended September 30, 2003, cash provided from financing activities was $5,084,709 compared to cash provided of $2,275,870 for the nine months ended September 30, 2002. The increase was due to an increase in margin loans.

Based on the above information, management of the Company believes that it has adequate financial resources to fund its operations for the current fiscal year.

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief
Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered in this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On August 27, 2002 Call Now, Inc. sold $1,765,000 of the Retama Development Corporation Special
Facilities Revenue Bonds, Series A, 7.00% due 9/1/33 for cash at a price of 100.00.  Call Now continues to own $155,000 of the Series A Bonds.  The purchaser of the bonds was Christopher J. Hall, a current
Director and controlling shareholder of Call Now.  It is the Board of Directors belief that the sale price of the bonds represents at least fair market value.  The proceeds of the sale were used with a margin loan to acquire a portion of a private placement bond issued for a multi-family housing projct located in Souther Florida.

On June 26, 2003 Registrant acquired a convertible promissory note in the principal amount of $6 million from the issuer, Penson Worldwide, Inc., for $6 million. The note provides for monthly payments of interest at the rate of 5% above brokers call rate and payment of principal of $400,000 monthly beginning
April 26, 2007 with the entire unpaid principal due June 26, 2008.  The note is convertible into common stock of Penson Worldwide, Inc. at the Registrant's option.  The note provides for the election of a representative of Registrant to the board of directors of Penson Worldwide, Inc.

Registrant acquired such note for $6 million with $4,873,450 borrowed from Penson Financial Services, Inc., a registered broker/dealer which is a wholly owned affiliate of Penson Worldwide, Inc.  Registrant is a customer of Penson Financial Services, Inc.

On September 24, 2003 the Company reverse split the common stock 1-for-3. The total number of shares of common stock which are authorized to issue from 50,000,000 to 16,666,667 shares and reduced the total number of shares of preferred stock which are to be authorized to issue from 800,000 to 266,667 shares.

On September 25, 2003 the trading symbol on the OTC Bulletin Board was changed to CLNW.

ITEM 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

 31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes Oxley Act of 2002.
 32.2 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K

 On September 24, a report was filed to report a change of trading symbol and reverse split of 1-for-3 of the common stock, and the reduction of the authorized shares of 1-for-3 from 50,000,000 to 16,666,667 common shares and 800,000 to 266,667 preferred shares.

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
                                     (Chief Financial Officer)

November 14, 2003