Form 10QSB/A
period 2003-09-30
CALL NOW INC
filed 2003-12-15
CIK 869484

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

1
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

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2003
(Unaudited)

A S S E T S

                                                       September 30          December 31
                                                            2003                2002

Current Assets
Cash And Cash Equivalents                                  $47,885          $1,311,712
Accounts Receivable                                        122,500               2,500
Accounts Receivable - Other                                127,633             127,633
Marketable Securities, At Market Value                  11,554,069           4,803,115
Other                                                       74,450               3,733

     Total Current Assets                              $11,926,537          $6,248,693

Furniture And Equipment (Net of Accumulated
Depreciation)                                                                        -

Long-Term Notes and Loan Receivables                     1,123,000             853,000

Other                                                      200,474             145,250

     Total Assets                                      $13,250,011          $7,246,943

L I A B I L I T I E S    A N D    S T O C K H O L D E R S'    E Q U I T Y

Current Liabilities
Accounts Payable                                          $136,431             $30,931
Deferred Tax Payable                                       606,478             312,093
Margin Loan                                              5,084,709                   -
Accrued Expenses                                                 -               2,039

     Total Current Liabilities                           5,827,618             345,063

     Total Liabilities                                   5,827,618             345,063

Commitment and Contingencies                                     -                   -

Minority Interest in Consolidated Subsidiary                (3,456)             (4,335)

Stockholders' Equity
Preferred stock, $.001 par value shares authorized
 266,667 shares                                                  -                   -
     none outstanding
Common Stock, $.001 par value shares authorized
 16,666,667                                                  2,893               2,893
     2,893,481 shares issued and 2,863,481 shares
     outstanding
Additional Paid In Capital                               5,980,048           5,980,048
Retained Earnings                                           89,029             (85,151)
Accumlulated other comprehensive income                  1,803,629           1,458,175
Treasury stock, at cost                                   (449,750)           (449,750)

     Total Stockholders' Equity                          7,425,849           6,906,215

     Total Liabilities and Stockholders' Equity        $13,250,011          $7,246,943

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                             Three Months Ended          Nine Months Ended
                                             September 30,               September 30,
                                             2003          2002          2003          2002

Income
Race Track Operating Income               $1,546,491     $1,545,640     $4,128,724     $4,162,440
Management Fees                               60,000         60,000        180,000        180,000

     Total Income                         $1,606,491     $1,605,640     $4,308,724     $4,342,440

Costs  and Expenses
Racetrack                                 $1,604,991     $1,575,790     $4,304,492     $4,339,199
General and Administrative                    63,162         75,926        248,165        377,889
Interest                                      69,616         35,200        110,999         88,179
Depreciation and Amortization                      -            920              -          2,760

     Total Cost and Expenses              $1,737,769     $1,687,836     $4,663,656     $4,808,027

Income (Loss) from continuing operations    (131,278)       (82,196)      (354,932)      (465,587)
    before other income and expenses,
    income taxes and minority interest

     Other Income and Expenses              $262,430        $85,220       $617,443       $350,817

Income (Loss) before income taxes and        131,152          3,024        262,511       (114,770)
     minority interest

     Income Tax Benefit (Expenses)          $(41,423)       $(1,100)      $(87,452)       $78,700

Income (Loss) before minority interest        89,729          1,924        175,059        (36,070)

     Minority Interest                          (534)        (3,765)          (879)          (409)

     Net Income (Loss)                       $89,195        $(1,841)      $174,180       $(36,479)

Earnings Per Share - Basic and Diluted:
     Net Income                                 0.03          (0.00)          0.06          (0.01)

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

(Unaudited)

                                                                 Nine Months Ended
                                                                 September 30,
                                                                 2003               2002
Cash Flows from Operating Activities:
Net Income (Loss)                                             $174,180          $(36,479)

Adjustments to reconcile net income to net cash
     used in operating activities:

     Depreciation and Amortization                                   -             2,760
     Gain on sale of marketable securities                           -             2,919
     Changes in assets and liabilities:                              -                 -
      (Increase) Decrease in Assets:                                 -                 -
          Accounts Receivable                                 (120,000)          (94,850)
          Accounts Receivable - Other                                -           (27,893)
          Other Current Assets                                 (70,717)         (557,527)
          Other Assets                                               -           (54,229)
     Increase (Decrease) in Liabilities:
          Accounts Payable                                     105,500           127,926
          Accrued Expenses                                           -           (81,618)
          Deferred Tax Payable                                  87,452          (328,477)
          Minority Interest                                        189               409

Net Cash provided (used) for Operating Activities             $176,604       $(1,047,059)

Cash flows from Investing Activities:

     Proceeds from the sale of marketable securities       $14,073,768        $1,806,458
     Purchase of marketable securities                     (20,328,908)       (3,048,540)
     Notes and Loans Receivable:
          Advances                                            (270,000)                -
          Cancellations                                              -                 -
          Collections                                                -                 -

Net Cash used for Investing Activities                     $(6,525,140)      $(1,242,082)

Cash flows from Financing Activities

     Proceeds from Loans                                     5,084,709         2,275,870
     Payment of Long Term Debt                                       -                 -

Net Cash used for provided by Financing Activities          $5,084,709        $2,275,870

Net Increase (Decrease) in Cash                             (1,263,827)          (13,271)

Cash Balance, Begin of Year                                  1,311,712            67,441

Cash Balance, End of Year                                      $47,885           $54,170

2
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

3
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

7
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

               d.   EARNINGS PER SHARE

For the three months ended September 30, 2003, the Company recorded net earnings per share of $0.03 per share compared to a net loss of $0.001 per share for the
September 30, 2002 quarter.

-   LIQUIDITY AND CAPITAL RESOURCES

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

                                   CALL NOW, INC.

                         By:     /s/ Thomas R Johnson
                                     ----------------------------------------------
                                     Thomas R Johnson
                                     Chairman (Chief Executive Officer)
                                      and
December 15, 2003                    (Chief Financial Officer)