Form 10KSB
period 2003-12-31
CALL NOW INC
filed 2004-03-31
CIK 869484

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

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

State issuer's revenues for twelve months ended December 31, 2003: $5,504,985.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at March 24, 2004 was $4,107,782.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,893,482 shares of common stock, as of March 19, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock trades on the over-the-counter market under the symbol
CLNW.OB. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                      HIGH BID         LOW BID

March 31, 2002...........................          $     1.20      $     .87
June 30, 2002............................                1.20            .87
September 30, 2002.......................                1.20            .87
December 31, 2002........................                1.20            .87
March 31, 2003...........................                2.10           1.65
 June 30, 2003............................               4.50           3.03
September 30, 2003.......................                5.15           2.25
December 31, 2003........................                5.20           2.00

The prices prior to September 25, 2003 have been adjusted to reflect a 1 for 3 stock split.

The Company has not established a policy of payment of regular dividends on its common stock. There are no restrictions on the payment of dividends. As of March 15, 2004 there were approximately 350 registered holders of record of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO 2002

Results of Operations

a. Revenues and Other Income

The Company's revenue for the year ended December 31, 2003 was $5,504,985 compared to
$5,702,058 for the year ended December 31, 2002. The decrease in income for the current year is primarily attributable to the operations of Retama Park Racetrack. Interest income for the year ended December 31, 2003 was $445,029 compared to $138,311 for the year ended December
31, 2001. The increase was due primarily to the loan and investment with Penson Worldwide
Inc. Also included in other income is the profit made on the sale of bonds in the amount of
$445,029 for the year ended December 31, 2003 compared to $346,195 for the year ended
December 31, 2002.

b. Expenses

Cost and Other Expenses of Revenues

Expense for the year ended December 31, 2003 was 6,111,864 compared to $6,262,062 for the year ended December 31, 2002. The net decrease was due primarily to the reduction in overhead expenses and race track expenses.

Income Tax

The income tax expenset for 2003 was $24,028 compared to a income tax benefit of $24,065 in
2002. The increse is due to a decrease of the net operating income of  $127,538 compared to a net operating loss of $41,098 in 2002.

Liquidity and Capital Resources:

During the year ended December 31, 2003, the Company's operating activities provided cash of
$197,069 compared to $197,069 used for the year ended December 31, 2002.

We have investments in Retama Development Corporation Bonds and other Investment bonds.
The fair market value of the securities at December 31, 2001 was $5,407,565. The Series A bonds will generate $10,850 in interest income in 2004.

Barron Chase executed a note payable to the Company in the amount of $750,000 bearing interest at 12% per annum. The note paid the Company $7,500.00 per month which the Company utilized as working capital. Such arrangement terminated on
August 15, 2000.. In 2000 and 2001, the Company received $200,000 in cash and stock in an unrelated company valued at $306,300 to bring the balance of the note to
$243,700. The Company has worked out an agreement with the individual to allow him a year to pay the note and he had pledged in escrow 132,855 shares of the Call Now
Inc. common stock. The agreement ended December 31, 2002 and the Company has placed the 132,855 shares of stock in the Treasury and written off the balance of the
Note Receivable as the cost of the Treasury Stock.

We were obligated to lend to RDC, to fund any operating deficit (as defined) of RDC, up to
$2,150,000 for a two-year period expiring March 1999, of which $853,000 had been advanced. The funding agreement was extended to March 2003 and the Company and
RDC worked to extend the funding agreement. On December 30, 2003, a Second
Extension was agreed to on the funding agreement between the Company and RDC. The funding agreement is secured by the real estate owned by RDC and additional promissory notes in the amount of $200,000 and $ 67,819 were added to the funding agreement. The total amount due as of December 31, 2003 is $1,120,819 plus accrued interest in the amunt of $ 218,749. The notes are accruing interest at the rate of 81/2% and the notes matures on
January 1, 2005.

On June 26, 2003, we entered into a "Convertible Promissory Note" with Penson
Worldwide Inc "Penson" to lend $6,000,000 with the note maturing on June 26, 2008.
The note calls for principal payments in the amount of $400,000 to be paid monthly beginning April 26, 2007 and ending on June 26, 2008. Interest on the note is 5%
above the "Broker's Call Rate" to be paid monthly in arrears. The note calls for the
Company as noteholder to have the option to convert the entire outstanding principal amount owning to the Noteholder into shares of Penson's common stock. The conversion price per common share is 2.25 times the shareholders' equity divided by the actual number of issued and outstanding shares of Penson as of June 30, 2003.
On December 23, 2003 an additional $600,000 was loaned to Penson under similar terms and conditions as the original note.

Based on the above information, management of the Company believes that it has adequate financial resources to fund its operations for the current fiscal year.

ITEM 7. FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Financial Statements:

Consolidated Balance Sheet, December 31, 2003

Consolidated Statements of Operations, years ended December 31, 2003 and 2002

Consolidated Statements of Changes in Stockholders' Equity, years ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows, years ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements

To the Board of Directors and Shareholders
Call Now, Inc.
San Antonio, Texas

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

We have audited the accompanying consolidated balance sheet of Call Now, Inc. and
Subsidiaries (Company) as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31,
2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the
United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material reflects the consolidated financial position of the Company and Subsidiaries as of
December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

Clyde Bailey
Certified Public Accountant
March 10, 2004
San Antonio, Texas

CALL NOW, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
As of  December 31, 2003

A S S E T S

Current Assets
Cash And Cash Equivalents                                                   $75,578
Accounts Receivable                                                          45,069
Marketable Securities, At Market Value                                    5,407,565
Other                                                                        17,631

     Total Current Assets                                                $5,545,843

Furniture And Equipment
     (Less Accumulated Depreciation of $36,901)                                   0

Long-Term Notes and Loan Receivables                                      7,787,535

Other                                                                       218,749

     Total Assets                                                       $13,552,127

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

As of  December 31, 2003

L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

Current Liabilities
Accounts Payable                                                            $80,000
Margin Loan Payable                                                       5,403,585
Deferred Tax Payable                                                        201,370
Accrued Expenses                                                              1,622

     Total Current Liabilities and Total Liabilities                      5,686,577

Commitment and Contingencies                                                      -

Minority Interest in Consolidated Subsidiary                                 (3,927)

Stockholders' Equity
Preferred stock, .001 par value

     authorized 266,667 shares
     none outstanding                                                             -
Common Stock, .001 par value
     authorized 16,666,667
     2,893,482 shares issued and outstanding                                  2,893
Additional Paid-In-Capital                                                5,980,048
Retained Earnings                                                            41,979
Accumulated other comprehensive income                                    2,294,307
Treasury stock, at cost                                                    (449,750)

     Total Stockholders' Equity                                           7,869,477

     Total Liabilities and Stockholders' Equity                         $13,552,127

CALL NOW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                            Years Ended December 31
                                                          2003                 2002
Income
Race Track Operating Income                            $5,264,985           $5,462,058
Management Fees                                           240,000              240,000

     Total Income                                       5,504,985            5,702,058

Costs  and Expenses
Salaries and Wages                                      4,367,997            4,661,046
Payroll Taxes and Benefits                              1,128,254            1,018,182
Legal & Professional                                      120,268              193,624
Consulting Fees                                           123,200              208,301
General and Administrative                                 98,102               56,580
Interest                                                  274,043              120,898
Depreciation and Amortization                                   -                3,431

     Total Cost and Expenses                            6,111,864            6,262,062

(Loss) from continuing operations before                 (606,879)            (560,004)
    other income and expenses, income taxes, and
    minority interest

Other Income and Expenses                                 758,445              494,841

Income (Loss) before income taxes and                     151,566              (65,163)
     minority interest

       Income Tax (Expense) Benefit                       (24,028)              24,065

Income (Loss) before minority interest                    127,538              (41,098)

Minority Interest                                            (408)                 176

     Net Income (Loss)                                   $127,130             $(40,922)

Earnings Per Share - Basic and Diluted:
     Net Income (Loss)                                      $0.04               $(0.01)

Weighted Average number of Common Shares                2,893,482            2,893,482
     used in per share calculations

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                      Years Ended December 31
                                                                   2003                    2002

Cash Flows from Operating Activities:
Net Income (Loss)                                                $127,130    $(40,922)

Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and Amortization                                      -                   3,431
          Minority Interest                                          (408)                    176
     Changes in assets and liabilities:
          (Increase) Decrease in Assets:
          Accounts Receivable                                     (42,569)                 45,000
          Accounts Receivable - Other                             127,633                  27,893
          Other Current Assets                                    (13,898)                 12,897
          Other Assets                                            (73,499)                182,596
     Increase (Decrease) in Liabilities:
          Accounts Payable                                         49,069                 (19,162)
          Accrued Expenses                                           (417)                (83,484)
          Deferred Tax Liability                                   24,028                 (24,065)

Net Cash (used for) Operating Activities                          197,069                 104,360

CALL NOW, INC. AND SUBSIDIARIES
   Consolidated Statements of Cash Flows

                                                                      Years Ended December 31
                                                                      2003                    2002

Cash Flows from Investing Activities:
     Notes and Loans Receivable:                                                                 -
          Advances                                                  (6,934,535)

          Collections                                                        -
     Sale of marketable securities                                  22,302,109           10,421,071
     Purchase of marketable securities                             (22,259,362)          (9,286,160)
     Proceeds from bond redemption                                      55,000                5,000

Net Cash provided (used) by Investing Activities                    (6,836,788)           1,139,911

Cash Flows from Financing Activities

     Margin Loan                                                     5,403,585                    -

Net Cash provided by Financing Activities                            5,403,585                    0

Net Increase(Decrease) in Cash                                      (1,236,134)           1,244,271

Cash Balance, Beginning of Year                                      1,311,712               67,441

Cash Balance, End of Year                                              $75,578           $1,311,712

Supplemental cashflow information:
     Cash Paid for interest                                           $245,814    $  120,898
     Cash Paid for income taxes                                     $        -          $         -

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

                                                                                                                                       Accumulated

                                                                                                                                       Other
                                                  Common Stock               Additional               Treasury Stock                   Comprehensive         Retained
                                                  Shares          Amount     Paid-In-Calital     Shares          Amount                Income (Loss)         Earnings          Total

Balance, December 31, 2001                         8,680,444     $  8,680      5,974,261          90,000          $(206,050)               1,308,800          (44,229)     7,041,462

     Stock Returned to Treasury                                                                  398,566           (243,700)                                                (243,700)

Comprehensive (Loss):
     Net (Loss)                                                                                                                                               (40,922)       (40,922)
     Unrealized Gain on securities, net of                                                                                                   149,375                         149,375
               $76,951 in income taxes
      Total Comprehensive Income (Loss)                                                                                                                                      108,453

Balance, December 31, 2002                         8,680,444     $  8,680      5,974,261         488,566          $(449,750)               1,458,175          (85,151)     6,906,215

     Reverse Stock Split 3:1                      (5,786,962)      (5,787)         5,787        (325,711)                 -                                                        -

Comprehensive (Loss):
     Net Income                                                                                                                                               127,130        127,130
     Unrealized Gain on securities, net of                                                                                                   836,132                         836,132
          $430,735 of income taxes
      Total Comprehensive Income (Loss)                                                                                                                                      963,262

Balance, December 31, 2003                        2,893,482      $ 2,893       5,980,048         162,855          $(449,750)               2,294,307           41,979      7,869,477

Call Now, Inc. and Subsidiaries
Notes to Financial Statements

NOTE1- SUMMARY OF ACCOUNTING POLICIES

Nature of Business
After exiting the long distance telephone business in 1996, the Company has redeployed its assets primarily in acquiring $93,925,000 face amount of bonds and notes collateralized by a lien on the Retama Park Horse Racing Facility ("Retama") in Selma, Texas, and into a management contract with Retama to manage the racing facility.  In addition, the Company entered into a contract to manage the Facility commencing January 1998.

In 1999, the Company and its shareholders approved articles of merger with a Nevada corporation by the same name to effectively change the Company's domicile from Florida to
Nevada.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Call Now, Inc.
and it's wholly owned subsidiaries Jupiter Prime Corporation, and Retama Entertainment Group
Inc. which the Company ownes 80% (collectively "the Company").  Investments in which the
Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method.  All significant inter-company transactions and balances have been eliminated in consolidation.

Marketable Securities
In accordance with Statement of Financial Accounting Standards No.  115, "Accounting for
Certain Investments in Debt and Equity Securities," (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale.  At December 31, 2003, the Company classified its investment portfolio as available for sale.  Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity.

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

Concentration of Credit Risk / Economic Dependency
The venture is dependent economic prosperity in the Austin and San Antonio metropolitan areas. The investment is not particularly interest rate sensitive due to the fact that the overwhelming portion of the investment in the Retama Development Corporation Series B bonds are not paying interest.

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
2003.

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

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and
Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of
Others"  ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest
Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin
No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk

Call Now, Inc.
And Subsidiaries
Notes to Financial Statements

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUATION)

Recent Accounting Pronouncements (con't)
for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after
January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123"
("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.
Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on
Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No,
149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification
Certain reclassifications have been made to the prior year's financial statements in order to conform to the current presentation.

NOTE 2- MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values at December 31, 2003 are as follows:

                                                 Gross          Gross
                                                 Unrealized     Unrealized                Market
     Available for sale:                         Cost           Gains                     Losses              Value

     Municipal bonds and notes              $  1,529,453       $ 3,495,330              $       -            $    5,024,783
     Securities                                  239,197           143,585                      -                   382,782
                                          -----------------    -----------------       -----------------       ------------------
                                            $  1,768,650       $ 3,638,915              $      -0-           $    5,407,565

Unrealized gains on securities available for sale at December 31, 2003 are shown net of income taxes as a component of stockholders' equity.

Call Now, Inc. and Subsidiaries
Notes to Financial Statements

NOTE 3 - NOTES AND LOANS RECEIVABLE

Notes and loans receivable at December 31, 2003 comprise the following:

The Company was obligated to lend to Retama Development Corporation ("RDC"), to fund any operating deficit (as defined) of RDC, up to $2,150,000 for a two-year period expiring March
1999, of which $853,000 had been advanced. The funding agreement was extended to March
2003 and the Company and RDC are working to extend the funding agreement. On December
30, 2003, a Second Extension was agreed to on the funding agreement between the Company and RDC. The funding agreement is secured by the real estate owned by RDC and additional promissory notes in the amount of $200,000 and $ 67,819 were added to the funding agreement. The total amount due as of December 31, 2003 is $1,120,819 plus accrued interest in the amount of $ 218,749. The notes are accruing interest at the rate of 81/2% and the notes matures on January 1, 2005.

On June 26, 2003 the Company entered into a "Convertible Promissory Note" with Penson
Worldwide Inc "Penson" to lend $6,000,000 with the note maturing on June 26, 2008. The note calls for principal payments in the amount of $400,000 to be paid monthly beginning
April 26, 2007 and ending on June 26, 2008. Interest on the note is 5% above the "Broker's
Call Rate" to be paid monthly in arrears. The note calls for the Company as noteholder to have the option to convert the entire outstanding principal amount owning to the Noteholder into shares of Penson's common stock. The conversion price per common share is 2.25 times the shareholders' equity divided by the actual number of issued and outstanding shares of Penson as of June 30, 2003. On December 23, 2003 an additional $600,000 was loaned to Penson under similar terms and conditions as the original note.

On August 15, 1998, the Company executed a note with a broker-dealer in the amount of
$750,000. The note bears an interest rate of 12% per annum, payable monthly and matured
August 15, 2001. The note is an approved transaction through the National Association of
Securities Dealers. In 2000 and 2001, the Company received $200,000 in cash and stock in an unrelated company valued at $306,300 to bring the balance of the note to $243,700.
The Company worked out an agreement with the individual to allow him a year to pay the note and he has pledged in escrow 398,566 shares of the Call Now Inc. common stock.
The agreement to pay the note receivable expired on December 31, 2002 and the
Company moved the 398,566 shares of common stock to the Company's Treasury and wrote off the balance of the note to Treasury Stock.

Call Now, Inc.and Subsidiaries
Notes to Financial Statements

NOTE 4 - LAND AND MORTGAGE PAYABLE
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

NOTE 5 - STOCKHOLDERS' EQUITY
The Company has authorized 266,667 shares of $.001 par value preferred stock. Of the
266,667 shares, 100,000 are designated Class A convertible redeemable preferred stock (Class
A), 66,667 are designated Class B convertible redeemable preferred stock (Class B), and
100,000 are designated as Class C convertible redeemable preferred stock (Class C).

The Class A preferred stock is non-voting, redeemable at the option of the Company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder.  The Class A preferred stockholders are entitled to receive an annual dividend of $.30 per share. Of the 100,000 designated shares, none were outstanding at
December 31, 2003.

The Class B preferred stock is non-voting, redeemable at the option of the Company at a price of $100 per share plus accrued but unpaid dividends, and convertible into 100 shares of common stock at the option of the holder.  The Class B preferred stockholders are entitled to
receive an   annual dividend of $6.00 per share. Of the 66,667 designated shares, none were outstanding at December 31, 2003.

The Class C preferred stock is non-voting, redeemable at the option of the Company at a price of $3.00 per share plus one share of common stock and convertible into one share at the option of the holder.  Of the 100,000 designated shares, none were outstanding at December 31,
2003.

On September 25, 2003, the Company approved a 3 to 1 reverse split of common shares.
These financial statements and notes reflects the reverse split. Also, the Company filed an amended Articles of Incorporation with the State of Nevada to reduce the authorized shares by a  corresponding 3 to 1 reverse split.

Call Now, Inc. and Subsidiaries
Notes to Financial Statements

NOTE 6 - STOCK BASED COMPENSATION

At December 31, 2003, the Company has non-plan options, which are described below.  The
Company applies APB Opinion 25; Accounting for stock issued to employees, and related interpretations in accounting for the options.  Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

In November of 2000, the Company granted options to its directors and certain employees to purchase 1,020,000 shares at an option price of $1.125 per share. The options have a five-year term. In November of 2001, the Company granted 100,000 option shares to Thomas R Johnson at an exercise price of $1.59 per share.

In December of 2002, the Company agreed to purchase 600,000 options held by Bryan Brown for a total of $65,000. These options are being shown as cancelled and the $65,000 expensed as consulting as they were paid.

There were no stock options granted for the year ended December 31, 2003.

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

                2002                                2003
        Net Income
        As reported                     (  $    41,098 )                            $  127,538
         Pro forma                      (  $    67,285 )                            $  127,538

        Earnings per share
        As reported                              ( .00 )                                   .05
        Pro forma                                ( .01 )                                   .05

A summary of the status of the Company's non-plan options as of December 31, 2002 and
2003, and changes during the years ended on those dates is presented below:

Call Now, Inc. And Subsidiaries
Notes to Financial Statements

NOTE 6 - STOCK BASED COMPENSATION (CON'T)

                                          December 31, 2002                            December 31, 2003

Outstanding at

Beginning of year                         650,000          $ 4.47                450,000              $ 4.26
Granted                                         -
Exercised                                       -               -                     -                    -
Forfeited                                       -               -                     -
Expired                               (3,334)           9.00
Cancelled                             (200,000)           3.90
Outstanding at
   the end of year                        450,000          $ 4.26                446,666              $ 4.26
Options exercisable
   at year end                            450,000          $ 4.26                446,666              $ 4.26

NOTE 7 - INCOME TAXES

The components of the provision for income tax (expense) benefits are as follows:

                                          Year Ended December 31,
                                   2002                            2003
Current:
       Federal                $    24,065                        ($   24,028)
       State                           -0-                                -0-
                            -----------------              ------------------
                              $    24,065                        ($   24,028)

Such income tax (expense) benefits are included in the accompanying consolidated financial statements as follows:

                                          Year Ended December 31,
                                  2002                              2003
       Income from operations   $  24,065                     ($  24,028  )
       Extraordinary Items             -0-                            -0-
                            -------------------             -------------------
                                $  24,065                     ($  24,028  )

Call Now, Inc. and Subsidiaries
Notes to Financial Statements
NOTE 8 - INCOME TAXES (CON'T)

The above provision has been calculated based on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates.

NOTE 9 - RELATED PARTY TRANSACTIONS

Consulting fees  and expenses aggregating approximately $123,200 and $134,400 were paid to the former President of the Company in 2003 and 2002.

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

NOTE 11 - EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS) computation:

                                   ------- 2002 -------                                          ------- 2003 -------

Net Income                     ($   40,922)       2,893,482        ( $ .01 )              $ 127,130      2,893,482        $.05

Options to purchase 446,666 and 450,000 common shares were outstanding at December 31,
2003 and 2002 respectively were not included in the computation of diluted EPS as they would be anti-dilutive.

Call Now, Inc. and Subsidiaries
Notes to Financial Statements

NOTE 12 - OTHER INCOME AND EXPENSE ITEMS

The following items are shown on the consolidated statement of operations as other income and expense items and are disclosed elsewhere in these notes:

                                                    2002                     2003
       Interest Income                              138,311               445,029
       Other Income                                  10,336                35,847
       Write-off of Note Receivable                     -0-              (127,633)
       Gain (Loss) on Sale of Assets                346,194               405,103

           Total                               $    494,841           $   758,445

NOTE 13 - OTHER EVENTS

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

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure

    There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

Item 8A.    Controls and Procedures

    The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

    Based on their evaluation as of December 31, 2003, the principal executive officer and principal financial officer of Call Now Inc have concluded that Call Now Inc.'s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange
Act of 1934) are effective to ensure that the information required to be disclosed by Call Now
Inc. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

    There were no significant changes in Call Now Inc.'s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

      NAME                                                 AGE        POSITION

Thomas R Johnson......................................     36         Chief Operating Office and Director
Christopher J. Hall ...................................    46         Director
William M. Allen ......................................    77         Director
Bryan P Brown ........................................     42         Director

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
2003.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

                                                               Other Annual
Name and Principal Position          Year     Salary         Bonus       Compensation
Thomas R Johnson                     2003     $ 100,000       -0-               -0-
                                     2002     $ 100,000       -0-               -0-
Chief Executive Officer              2001     $  11,500*      -0-               -0-

William M. Allen..............       2003     $      -0-      -0-             123,200
(Former Chairman, CEO)               2002     $      -0-      -0-             134,400
                                     2001     $       1       -0-               -0-

Bryan P. Brown................       2003     $ 175,000       -0-               -0-
CEO of Retama Entertainment ..       2002     $ 175,000       -0-               -0-
                                     2001     $ 175,000       -0-               -0-

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

STOCK OPTIONS

There were no options granted in the fiscal year ended December 31, 2003.

The following table provides information about the stock options granted to the named executive officers during the fiscal year ended December 31, 2001.

Options Granted in 2001 Fiscal Year

Name             Number of Shares     % of Total Options
                 Underlying Options   Granted to Employees     Exercise       Expiration
                 Granted              in Fiscal Year           Price          Date
----------       ------------------   ---------------------    -------------------
Thomas R Johnson     33,333            100.0%                  $  .375         December 31, 2006

The following table sets forth the number of stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2002 and the value of unexercised in-
the-money options held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any options during the 2002 year.

2002 Fiscal Year Option Values

                         Number of                       Value of Unexercised
                         Unexercised Options             in-the-money Option
Name                     At Fiscal Year End              Fiscal Year End
------------------       ------------------------        --------------------
Christopher Hall                 366,670                        -0-
Bryan P. Brown                    33,333                        -0-
Thomas R Johnson                  33,333                        -0-

   Audit Committee Financial Expert

   The Board has determined that Thomas R. Johnson is an audit committee financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities exchange Act of 1934. Mr.
Johnson is not independent within the meaning of Item 7(d)(iv) of Schedule 14A under the
Exchange Act.

   Code of Ethics

The Company has adopted a code of business conduct and ethics for its directors, officers and management employees. Such code is filed as Exhibit 14 to this Form 10-KSB and is available to shareholders at no charge from Thomas R. Johnson, Call Now, Inc.  1 Retama Parkway
Selma, TX   78154.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth, as of March 24, 2004, the beneficial ownership of the Company's
Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the
Company; and (iii) all directors and officers as a group.

                                                      Percent of
                               Number of             Outstanding
Name                           Shares                Common Stock
-----------------          --------------------      -------------
Christopher Hall               1,735,938  (1)             59.9%
Thomas R Johnson                  37,000  (1)                *
Bryan P. Brown                    33,333  (1)                *
William M. Allen                 200,000                   6.9%

Officers and Directors
as a group (4 Persons)...... 2,006,271(1) 66.8%

(1) Includes stock options held as follows: Christopher Hall -- 366,670 shares, Bryan P. Brown --
33,333 shares - Thomas R Johnson 33,333.

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

Item 13.    Principal Accountant Fees and Services

Information concerning principal accounting fees and services contained under the heading The
Audit Committee Report in the definitive proxy statement pursuant to Regulation 14A, which is incorporated by reference and will be filed not later than 120 days after the close of  the
Company's fiscal year ended December 31, 2003.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

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
10.2     --      U          Consulting Agreement with William M. Allen dated  November 19, 2001.
14                          Code of Ethics
31.1                        Certification of Chief Financial Officer of Call Now Inc.
                                  pursuant to Sarbanes-Oxley Section 302(a).
31.2                        Certification of Chief Executive Officer of Call Now Inc.
                                  pursuant to Sarbanes-Oxley Section 302(a).
32.1                        Certification of Chief Executive Officer and Chief Financial Officer of Call
Now Inc. pursuant to 18 U.S.C.ss.1350.

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

March 25, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ Thomas R Johnson      President and Director            March 25, 2004
                          (Principal Executive Officer
    Thomas R Johnson      (Principal Accounting Officer)

/s/ Christopher J Hall      Director
March 25, 2004
/s/ William M. Allen        Director                        March 25, 2004
/s/ Bryan Brown             Director                        March 25, 2004