Form 10QSB
period 2004-03-31
CALL NOW INC
filed 2004-05-17
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 1O-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2004

                           Commission File No. 0-27160

                                 CALL NOW, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

                NEVADA                                  65-0337175
 ---------------------------------            ---------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)


                       1 Retama Parkway, Selma, TX 78154
                    ----------------------------------------
                    (Address of principal executive offices)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,993,482 shares as of May 12, 2004.

                     Transitional Small Business Format: NO

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

                                                  ASSETS
                                                                             MARCH 31        DECEMBER 31
                                                                               2004              2003
                                                                           ------------      ------------

Current Assets
Cash And Cash Equivalents                                                  $     43,778      $     75,578
Accounts Receivable                                                              91,636            45,069
Marketable Securities, At Market Value                                        6,704,196         5,407,565
Long-Term Notes and Loan Receivables                                          1,187,535                --
Other                                                                            57,322            17,631
                                                                           ------------      ------------

              Total Current Assets                                         $  8,084,467      $  5,545,843

Furniture And Equipment (Net of Accumulated Depreciation)
                                                                                                       --

Long-Term Notes and Loan Receivables                                          8,100,000         7,787,535

Other                                                                           246,626           218,749
                                                                           ------------      ------------

              Total Assets                                                 $ 16,431,093      $ 13,552,127
                                                                           ============      ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                           $    105,123      $     80,000
Deferred Tax Payable                                                            182,995           201,370
Margin Loan                                                                   7,878,408         5,403,585
Accrued Expenses                                                                  1,623             1,622
                                                                           ------------      ------------
              Total Current Liabilities                                       8,168,149         5,686,577


              Total Liabilities                                               8,168,149         5,686,577
                                                                           ------------      ------------

Commitment and Contingencies                                                         --                --
                                                                                             ------------

Minority Interest in Consolidated Subsidiary                                     (3,745)           (3,927)
                                                                           ------------      ------------

Stockholders' Equity
Preferred stock, $.001 par value shares authorized 266,667 shares                    --                --
     none outstanding
Common Stock, $.001 par value shares authorized 16,666,667,                       2,993             2,893
     2,993,483 shares issued and 2,893,482 shares outstanding
Additional Paid In Capital                                                    6,368,452         5,980,048
Retained Earnings                                                                90,735            41,979
Accumulated other comprehensive loss                                          2,254,259         2,294,307
Treasury stock, at cost                                                        (449,750)         (449,750)
                                                                           ------------      ------------

              Total Stockholders' Equity                                      8,266,689         7,869,477
                                                                           ------------      ------------

              Total Liabilities and Stockholders' Equity                   $ 16,431,093      $ 13,552,127
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

                         CALL NOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                 March 31,
                                                       ------------------------------
                                                           2004              2003
                                                       ------------      ------------

Income
Race Track Operating Income                            $    981,014      $  1,083,497
Management Fees                                              60,000            60,000
                                                       ------------      ------------

              Total Income                             $  1,041,014      $  1,143,497
                                                       ------------      ------------

Costs  and Expenses
Racetrack                                              $  1,039,570      $  1,142,265
General and Administrative                                  115,515            91,925
Interest                                                         --               147
Depreciation and Amortization                                    --                --
                                                       ------------      ------------

              Total Cost and Expenses                  $  1,155,085      $  1,234,337
                                                       ------------      ------------

Income (Loss) from continuing operations                   (114,071)          (90,840)
    before other income and expenses,
    income taxes and minority interest

              Other Income and Expenses                $    168,083      $    105,538
                                                       ------------      ------------

Income (Loss) before income taxes and                        54,012            14,698
     minority interest

              Income Tax Benefit (Expenses)            $     (5,075)     $     (5,400)
                                                       ------------      ------------

Income (Loss) before minority interest                       48,937             9,298

              Minority Interest                                (182)             (156)
                                                       ------------      ------------

              Net Income (Loss)                        $     48,755      $      9,142
                                                       ============      ============

Earnings Per Share - Basic and Diluted:                        0.02              0.00

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                         CALL NOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                         2004              2003
                                                                                     ------------      ------------
Cash Flows from Operating Activities:
Net Income (Loss)                                                                    $     48,755      $      9,142

Adjustments to reconcile net income to net cash used in operating activities:

         Minority Interest                                                                    182               156
       Changes in assets and liabilities:
       (Increase) Decrease in Assets:
          Accounts Receivable                                                             (46,567)          (40,000)
          Other Current Assets                                                            (39,691)          (86,608)
          Other Assets                                                                    (24,754)          (18,474)
       Increase (Decrease) in Liabilities:
          Accounts Payable                                                                 25,123            28,500
          Accrued Expenses                                                                      1             1,042
          Deferred Tax Payable                                                            (18,375)            5,400
                                                                                               --                --

Net Cash used for Operating Activities                                               $    (55,326)     $   (100,842)
                                                                                     ------------      ------------

Cash flows from Investing Activities:

       Proceeds from the sale of marketable securities                               $  2,354,875      $         --
       Purchase of marketable securities                                               (3,631,076)       (1,208,965)
       Notes and Loans Receivable:
          Advances                                                                     (1,500,000)               --
          Collections                                                                          --                --
                                                                                     ------------      ------------

Net Cash used for Investing Activities                                               $ (2,776,201)     $ (1,208,965)
                                                                                     ------------      ------------

Cash flows from Financing Activities

       Proceeds from Loans                                                              2,474,823            35,919
       Common Stock                                                                       388,504                --
                                                                                     ------------      ------------
Net Cash used for provided by Financing Activities                                   $  2,863,327      $     35,919
                                                                                     ------------      ------------

Net Increase (Decrease) in Cash                                                            31,800        (1,273,888)

Cash Balance, Begin of Year                                                                75,578         1,311,712
                                                                                     ------------      ------------

Cash Balance, End of Year                                                            $     43,778      $     37,824
                                                                                     ============      ============


    See accompanying summary of accounting policies and notes to consolidated financial statements.

                         CALL NOW, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

GENERAL

The unaudited interim consolidated financial statements of the Company as of March 31, 2004 and for the three months ended March 31, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004, and the results of their operations for the three months ended March 31, 2004 and 2003, and their cash flows for the three months ended March 31, 2004 and 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003, and for the two years statement of operations for the years ended December 31, 2003 and 2002 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Call Now, Inc. and it's wholly owned subsidiaries Jupiter Prime Corp., and Retama Entertainment Group Inc. (collectively "the Company"). Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant inter-company transactions and balances have been eliminated in consolidation.

MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At December 31, 2002 and March 31, 2004, the Company classified its investment portfolio as available for sale and held to maturity. Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity. Gain or losses from the sale or redemption of the investments are determined using the specific identification method.

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

NOTE 2 - NOTES AND LOANS RECEIVABLE

Notes and loans receivable at March 31, 2004 comprise the following:

The Company was obligated to lend to Retama Development Corporation ("RDC"), to fund any operating deficit (as defined) of RDC, up to $2,150,000 for a two-year period expiring March 1999, of which $853,000 had been advanced. On December 30, 2003, a Second Extension was agreed to on the funding agreement between the Company and RDC. The funding agreement is secured by the real estate owned by RDC and additional promissory notes in the amount of $200,000 and $ 67,819 were added to the funding agreement. The total amount due as of March 31, 2004 is $1,120,819 plus accrued interest in the amount of $ 238,222. The notes are accruing interest at the rate of 8 1/2% and the notes matures on January 1, 2005.

On June 26, 2003 the Company entered into a "Convertible Promissory Note" with Penson Worldwide Inc "Penson" to lend $6,000,000 with the note maturing on June 26, 2008. The note calls for principal payments in the amount of $400,000 to be paid monthly beginning April 26, 2007 and ending on June 26, 2008. Interest on the note is 5% above the "Broker's Call Rate" to be paid monthly in arrears. The note calls for the Company as noteholder to have the option to convert the entire outstanding principal amount owning to the Noteholder into shares of Penson's common stock. The conversion price per common share is 2.25 times the shareholders' equity divided by the actual number of issued and outstanding shares of Penson as of June 30, 2003. On December 23, 2003 an additional $600,000 was loaned to Penson under similar terms and conditions as the original note. In February 2004, an additional amount in the $1,500,000 was advanced bring the total advanced to $8,100,000.

NOTE 3 - STOCKHOLDERS' EQUITY

On March 30, 2004, two of the principal officers exercised a total of 100,001 options to purchase a like amount of common stock at $3.38 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

         Three Months Ended March 31, 2004 compared to 2003.

         o        RESULTS OF OPERATIONS:

                  a. REVENUES

                  The Company's revenues for the three months ended March 31, 2004 were $1,041,041 as compared to $1,143,497 for the three months ended March 31, 2003. The decrease was due primarily to decreased racetrack operations.

                  Interest income for the three months ended March 31, 2004 was $217,742 as compared to $105,538 for the three months ended March 31, 2003. The increase was due to the sale of RDC bonds and the purchase of other bonds that is paying a higher interest rate.

                  b. EXPENSES

                           (1) Racetrack expenses for the three months ended March 31, 2004 were $1,039,570 compared to $1,142,265 for the three months ended March 31, 2003. The decrease was due to a decrease in operating expenses.

                           (2)      GENERAL AND ADMINISTRATIVE

                                    Expense for the quarter ended March 31, 2004 was $115,515 compared to $91,925 for the quarter ended March 31, 2003. The increase was due to increased administrative expenses.

                           (3)      INCOME TAX

                                    For the quarter ended March 31, 2004 the Company recorded income tax expense of $5,075 compared to a tax expense of $5,400 for the three months ended March 31, 2003. The decrease was due to an decrease in net income.

                  c. NET INCOME

                  The Company had a net income of $48,755 for the quarter ended March 31, 2004 compared to a net income of $9,142 for the quarter ended March 31 2003. The increase in net income resulted primarily from an increase in interest income.

                  d. EARNINGS PER SHARE

                  For the three months ended March 31, 2004, the Company recorded a net earnings per share of $0.02 per share compared to a net earnings per share of $0.00 per share for the March 31 2003 quarter.

         o        LIQUIDITY AND CAPITAL RESOURCES

                  For the three months ended March 31, 2004, the Company used $55,326 for operating activities compared to providing $100,842 for the three months ended March 31, 2003. The decrease was due primarily to a decrease in investing activity activities of purchasing marketable securities.

                  Cash used in investing activities for the three months ended March 31 2004, was $2,776,201 compared to cash used in investing in the amount of $1,208,965 for the three months ended March 31, 2003. The increase was due to the purchase of marketable securities and loans to Penson Worldwide in the amount of $1,500,000.

                  For the three months ended March 31 2004, cash provided from financing activities was $2,863,327 compared to cash used of $35,919 for the three months ended March 31, 2003. The increase was due to an increase in margin loans.

                  Based on the above information, management of the Company believes that it has adequate financial resources to fund its operations for the current fiscal year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policy below represents our critical accounting policies as contemplated by FRR 60.

Value of marketable securities, notes and loan receivable. We evaluate the carrying values of such assets and may be required to reduce the value in the event we determine if the value is impaired from the current carrying value.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Executive and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered in this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Executive and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Executive and Accounting Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.





                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent sales of unregistered securities

On March 30, 2004, two of the principal officers exercised a total of 100,000 options to purchase a like amount of common stock at $3.38 per share. This purchase and sale was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

31 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and Chief Financial Officer

32.1     Section 1350 Certification of the Chief Executive Officer

32.2     Section 1350 Certification of the Chief Financial Officer

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


                                        CALL NOW, INC.

                                    By: /s/ Thomas R Johnson
                                        ----------------------------------------
                                        Thomas R Johnson
                                         Chairman (Chief Executive Officer)
                                         and
May 13, 2004                             (Principal Accounting Officer)