Form 10QSB
period 2004-06-30
CALL NOW INC
filed 2004-08-13
CIK 869484

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

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

                       1 Retama Parkway, Selma, TX 78154
                ------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,993,482 shares as of July 31, 2004.

                     Transitional Small Business Format: NO

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS

                                          JUNE 30, 2004      DECEMBER 31, 2003
                                          -------------      -----------------
Current Assets
Cash And Cash Equivalents ..............   $    43,670          $    75,578
Accounts Receivable ....................       125,069               45,069
Marketable Securities, At Market Value .     5,408,020            5,407,565
Other ..................................        32,914               17,631
                                           -----------          -----------
  Total Current Assets .................   $ 5,609,673          $ 5,545,843



Long-Term Notes and Loan Receivables ...     7,787,535            7,787,535
Other ..................................       296,688              218,749
                                           -----------          -----------
   Total Assets ........................   $13,693,896          $13,552,127
                                           ===========          ===========

                         CALL NOW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         JUNE 30, 2004       DECEMBER 31, 2003
                                                                         -------------       -----------------
Current Liabilities
Accounts Payable .....................................................    $    140,625          $     80,000
Deferred Tax Payable .................................................         231,630               201,370
Margin Loan ..........................................................       4,987,232             5,403,585
Accrued Expenses .....................................................                                 1,622
                                                                          ------------          ------------
   Total Current Liabilities .........................................       5,359,487             5,686,577

   Total Liabilities .................................................       5,359,487             5,686,577
                                                                          ------------          ------------
Commitment and Contingencies .........................................              --                    --
Minority Interest in Consolidated Subsidiary .........................          (2,804)               (3,927)
                                                                          ------------          ------------
Stockholders' Equity
Preferred stock, $.001 par value shares authorized 800,000 shares ....              --                    --
   none outstanding
Common Stock, $.001 par value shares authorized 50,000,000, ..........           2,993                 2,893
   2,993,482 shares issued and 2,830,627 shares outstanding
   2,893,482 shares issued and 2,730,627 shares outstanding
      (as of Dec 31, 2003)
Additional Paid In Capital ...........................................       6,368,452             5,980,048
Retained Earnings ....................................................         143,507                41,979
Accumulated other comprehensive loss .................................       2,271,822             2,294,307
Treasury stock, at cost ..............................................        (449,750)             (449,750)
                                                                          ------------          ------------
   Total Stockholders' Equity ........................................       8,337,024             7,869,477
                                                                          ------------          ------------
   Total Liabilities and Stockholders' Equity ........................    $ 13,693,707          $ 13,552,127
                                                                          ============          ============

                         CALL NOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                            June 30,
                                                         --------                            --------
                                                  2004              2003              2004              2003
                                                  ----              ----              ----              ----
Income
Race Track Operating Income ................  $   994,474       $ 1,498,736       $ 1,975,488       $ 2,582,233
Management Fees ............................       60,000            60,000           120,000           120,000
                                              -----------       -----------       -----------       -----------
   Total Income ............................  $ 1,054,474       $ 1,558,736       $ 2,095,488       $ 2,702,233
                                              -----------       -----------       -----------       -----------
Costs  and Expenses
Racetrack ..................................  $ 1,052,974       $ 1,557,236       $ 2,092,544       $ 2,699,501
General and Administrative .................      117,374            93,078           226,482           185,003
Interest ...................................       91,916            41,236           199,077            41,383
Depreciation and Amortization ..............           --                --                --                --
                                              -----------       -----------       -----------       -----------
   Total Cost and Expenses .................  $ 1,262,264       $ 1,691,550       $ 2,518,103       $ 2,925,887
                                              -----------       -----------       -----------       -----------
Income (Loss) from continuing operations ...     (207,790)         (132,814)         (422,615)         (223,654)
   before other income and expenses,
   income taxes and minority interest

   Other Income and Expenses ...............  $   292,694       $   249,475       $   567,940       $   355,013
                                              -----------       -----------       -----------       -----------
Income (Loss) before income taxes and ......       84,904           116,661           145,325           131,359
   minority interest

   Income Tax Benefit (Expenses) ...........  $   (38,351)      $   (40,629)      $   (43,426)      $   (46,029)
                                              -----------       -----------       -----------       -----------
Income (Loss) before minority interest .....       46,553            76,032           101,899            85,330

   Minority Interest .......................         (189)             (189)             (371)             (345)
                                              -----------       -----------       -----------       -----------
   Net Income (Loss) .......................  $    46,364       $    75,843       $   101,528       $    84,985
                                              ===========       ===========       ===========       ===========

Earnings Per Share - Basic and Diluted:
   Net Income ..............................         0.02              0.03              0.04              0.03

Weighted average Number of Common Shares ...    2,830,627         2,730,627         2,780,627         2,730,627

                         CALL NOW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                               Six Months Ended
                                                                    June 30,
                                                        -------------------------------
                                                            2004               2003
                                                        ------------       ------------
Cash Flows from Operating Activities:
Net Income ...........................................  $    101,528       $     84,985

Adjustments to reconcile net income to net cash
   used in operating activities:
      Minority Interest ..............................           371                345
   Changes in assets and liabilities: ................            --                 --
   (Increase) Decrease in Assets: ....................            --                 --
      Accounts Receivable ............................       (79,931)           (80,000)
      Other Current Assets ...........................       (15,283)           (89,383)
      Other Assets ...................................       (77,939)          (377,234)
   Increase (Decrease) in Liabilities:
      Accounts Payable ...............................        60,625             67,000
      Accrued Expenses ...............................        (1,622)            (2,039)
      Deferred Tax Payable ...........................        43,426             46,029

Net Cash (used in) provided from Operating
  Activities .........................................  $     31,175       $   (350,297)
                                                        ------------       ------------

Cash flows from Investing Activities:

   Proceeds from the sale of marketable securities ...  $  3,739,195       $  8,127,042
   Purchase of marketable securities .................    (3,774,429)       (13,983,547)
   Notes and Loans Receivable:
      Advances .......................................    (1,500,000)            70,000
      Collections ....................................     1,500,000                 --
                                                        ------------       ------------

Net Cash used for Investing Activities ...............  $    (35,234)      $ (5,786,505)
                                                        ------------       ------------

Cash flows from Financing Activities
   Proceeds from Loans ...............................            --          4,873,450
   Common Stock ......................................       388,504
   Payment of Long Term Debt .........................      (416,353)                --
                                                        ------------       ------------
Net Cash (used for) provided by Financing Activities .  $    (27,849)      $  4,873,450
                                                        ------------       ------------

Net Increase (Decrease) in Cash ......................       (31,908)        (1,263,352)

Cash Balance, Begin of Year ..........................        75,578          1,311,712
                                                        ------------       ------------

Cash Balance, End of Year ............................  $     43,670       $     48,360
                                                        ============       ============

                         CALL NOW, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1- BASIS OF PRESENTATION
GENERAL
The unaudited interim consolidated financial statements of the Company as of June 30, 2004 and for the three and six months ended June 30, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004, and the results of their operations for the three and six months ended June 30, 2004 and 2003, and their cash flows for the six months ended June 30, 2004 and 2003.

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

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Call Now, Inc. and it's wholly owned subsidiary, Jupiter Prime Corp. and 80% owned subsidiary, Retama Entertainment Group Inc. (collectively "the Company"). Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant inter-company transactions and balances have been eliminated in consolidation.

MARKETABLE SECURITIES
In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At December 31, 2003 and June 30, 2004, the Company classified its investment portfolio as available for sale and held to maturity. Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity. Gain or losses from the sale or redemption of the investments are determined using the specific identification method.

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


NOTE 2 - NOTES AND LOANS RECEIVABLE

Notes and loans receivable at June 30, 2004 comprise the following:

The Company was obligated to lend to Retama Development Corporation ("RDC"), to fund any operating deficit (as defined) of RDC, up to $2,150,000 for a two-year period expiring March 1999, of which $853,000 had been advanced. On December 30, 2003, a Second Extension was agreed to on the funding agreement between the Company and RDC. The funding agreement is secured by the real estate owned by RDC and additional promissory notes in the amount of $200,000 and $67,819 were added to the funding agreement. The total amount due as of June 30, 2004 is $1,120,819 plus accrued interest in the amount of $261,974. The notes are accruing interest at the rate of 8 1/2% and the notes matures on January 1, 2005.

On June 26, 2003 the Company entered into a "Convertible Promissory Note and Purchase Agreement" with Penson Worldwide Inc ("Penson") to lend $6,000,000 with the note maturing on June 26, 2008. The note calls for principal payments in the amount of $400,000 to be paid monthly beginning April 26, 2007 and ending on June 26, 2008. Interest on the note is 5% above the "Broker's Call Rate" is to be paid monthly in arrears. The note calls for the Company as noteholder to have the option to convert the entire outstanding principal amount owning to the Noteholder into shares of Penson's common stock. The conversion price per common share is 2.25 times Penson's shareholders' equity divided by the actual number of issued and outstanding shares of Penson as of June 30, 2003. On December 23, 2003 an additional $600,000 was loaned to Penson under similar terms and conditions as the original note.

In February 2004, the Company loaned Penson $1,500,000 on a short term loan. In May 2004, the $1,500,000 was repaid with accrued interest.

NOTE 3 - STOCKHOLDERS' EQUITY

On March 30, 2004, two of the principal officers exercised a total of 100,001 options to purchase a like amount of common stock at $3.38 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

      Three Months Ended June 30, 2004 compared to June 30, 2003.

      -     RESULTS OF OPERATIONS:

            a.    REVENUES

            The Company's revenues for the three months ended June 30, 2004 were $994,474 as compared to $1,498,736 for the three months ended June 30, 2003. The decrease was due primarily to decreased racetrack operations.

            Interest income for the three months ended June 30, 2004 was $225,241 as compared to $28,284 for the three months ended June 30, 2003. The increase was due to the sale of RDC bonds and the purchase of other bonds that is paying a higher interest rate plus the loans to Penson Worldwide.

            b.    EXPENSES

                  (1) Racetrack expenses for the three months ended June 30, 2004 were $1,052,974 compared to $1,557,236 for the three months ended June 30, 2003. The decrease was due to a decrease in operating expenses.

                  (2)   GENERAL AND ADMINISTRATIVE
                        Expense for the quarter ended June 30, 2004 was $117,374 compared to $93,078 for the quarter ended June 30, 2003. The increase was due to increased administrative expenses.

                  (3)   INCOME TAX
                        For the quarter ended June 30, 2004 the Company recorded income tax expense of $38,351 compared to a tax expense of $40,629 for the three months ended June 30, 2003. The decrease was due to an decrease in net income.

            c.    NET INCOME

            The Company had a net income of $46,364 for the quarter ended June 30, 2004 compared to a net income of $75,843 for the quarter ended June 30 2003. The decrease in net income resulted primarily from an increase in interest income.

            d.    EARNINGS PER SHARE

            For the three months ended June 30, 2004, the Company recorded a net earnings per share of $0.02 per share compared to a net earnings per share of $0.03 per share for the June 30, 2003 quarter.

      -     LIQUIDITY AND CAPITAL RESOURCES

            For the six months ended June 30, 2004, the Company provided $31,175 for operating activities compared to using $350,297 for the six months ended June 30, 2003. The decrease was due primarily to a decrease in investing activity activities of purchasing marketable securities.

            Cash used in investing activities for the six months ended June 30 2004, was $35,234 compared to cash used in investing in the amount of $5,796,505 for the three months ended June 30, 2003. The increase was due to the purchase of marketable securities and loans to Penson Worldwide.

            For the six months ended June 30 2004, cash used in financing activities was $27,849 compared to cash provided of $4,873,,450 for the three months ended June 30, 2003. The decrease was due to a decrease in margin loans.

            Based on the above information, management of the Company believes that it has adequate financial resources to fund its operations for next twelve months.

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

                                             CALL NOW, INC.

                                        By:  /s/ Thomas R. Johnson
                                             ----------------------------------
                                             Thomas R. Johnson
                                             Chairman (Chief Executive Officer)
                                                            and
July 31, 2004                                (Principal Accounting Officer)