Form 10QSB
period 2004-09-30
CALL NOW INC
filed 2004-11-15
CIK 869484

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          September 30, 2004

Commission File No. 0-27160

CALL NOW, INC.

(Exact name of small business issuer in its charter)

NEVADA	65-0337175

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Retama Parkway , Selma, TX 78154

(Address of principal executive offices)

(210) 651-7145

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,993,482 shares as of November 15, 2004.

Transitional Small Business Format: NO

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2004
(Unaudited)

A S S E T S

	September 30	December 31
	2004	2003
Current Assets
Cash And Cash Equivalents	$55,264	$75,578
Accounts Receivable	185,069	45,069
Marketable Securities, At Market Value	5,537,105	5,407,565
Other	80,664	17,631

Total Current Assets	$5,858,102	$5,545,843
Long-Term Notes and Loan Receivables	8,323,385	7,787,535
Other	297,714	218,749

Total Assets	$14,479,201	$13,552,127

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2004
(Unaudited)

L I A B I L I T I E S   A N D   S T O C K H O L D E R S’   E Q U I T Y

Current Liabilities
Accounts Payable	$197,123	$80,000
Deferred Tax Payable	259,233	201,370
Margin Loan	5,609,616	5,403,585
Accrued Expenses	—	1,622

Total Current Liabilities	6,065,972	5,686,577
Total Liabilities	6,065,972	5,686,577

Commitment and Contingencies	—	—
Minority Interest in Consolidated Subsidiary	(2,241)	(3,927)

Stockholders’ Equity
Preferred stock, $.001 par value shares authorized 800,000 shares none outstanding	—	—
Common Stock, $.001 par value shares authorized 50,000,000, 2,993,482 shares issued and 2,730,627 shares outstanding	2,993	2,893
Additional Paid In Capital	6,368,452	5,980,048
Retained Earnings	184,570	41,979
Accumlulated other comprehensive loss	2,309,205	2,294,307
Treasury stock, at cost	(449,750)	(449,750)

Total Stockholders’ Equity	8,415,470	7,869,477

Total Liabilities and Stockholders’ Equity	$14,479,201	$13,552,127

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Income
Race Track Operating Income	$1,619,780	$1,546,491	$3,595,268	$4,128,724
Management Fees	60,000	60,000	180,000	180,000

Total Income	$1,679,780	$1,606,491	$3,775,268	$4,308,724

Costs and Expenses
Racetrack	$1,701,584	$1,604,991	$3,794,128	$4,304,492
General and Administrative	121,842	63,162	348,324	248,165
Interest	65,821	69,616	264,898	110,999
	—	—	—	—

Total Cost and Expenses	$1,889,247	$1,737,769	$4,407,350	$4,663,656

Income (Loss) from continuing operations before other income and expenses, income taxes and minority interest	(209,467)	(131,278)	(632,082)	(354,932)
Other Income and Expenses	$252,702	$262,430	$820,642	$617,443

Income (Loss) before income taxes and minority interest	43,235	131,152	188,560	262,511
Income Tax Benefit (Expenses)	$(12,323)	$(41,423)	$(45,406)	$(87,452)

Income (Loss) before minority interest	30,912	89,729	143,154	175,059
Minority Interest	(192)	(534)	(563)	(879)

Net Income (Loss)	$30,720	$89,195	$142,591	$174,180

Earnings Per Share — Basic and Diluted:
Net Income	0.01	0.03	0.05	0.06
Weighted Average number of Common Shares used in per share calculations	2,993,482	2,893,482	2,960,148	2,893,482

CALL NOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended
	September 30
	2004	2003
Cash Flows from Operating Activities:
Net Income	$142,591	$174,180
Adjustments to reconcile net income to net cash used in operating activities:
Minority Interest	563	189
Changes in assets and liabilities:
(Increase) Decrease in Assets:
Accounts Receivable	(140,000)	(120,000)
Other Current Assets	(63,033)	(70,717)
Other Assets	(78,965)	—
Increase (Decrease) in Liabilities:
Accounts Payable	117,123	105,500
Deferred Tax Payable	45,406	87,452

Net Cash (used in) provided from Operating Activities	$23,685	$176,604

Cash flows from Investing Activities:
Proceeds from the sale of marketable securities	$3,717,140	$14,073,768
Purchase of marketable securities	(3,819,824)	(20,328,908)
Notes and Loans Receivable:
Advances	(2,035,850)	(270,000)
Cancellations		—
Collections	1,500,000	—

Net Cash used for Investing Activities	$(638,534)	$(6,525,140)

Cash flows from Financing Activities
Proceeds from Loans	206,031	5,084,709
Common Stock	388,504

Net Cash (used for) provided by Financing Activities	$594,535	$5,084,709

Net Increase (Decrease) in Cash	(20,314)	(1,263,827)
Cash Balance, Begin of Year	75,578	1,311,712

Cash Balance, End of Year	$55,264	$47,885

CALL NOW, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note 1- Basis of Presentation

General

The unaudited interim consolidated financial statements of the Company as of September 30, 2004 and for the three and Nine months ended September 30, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004, and the results of their operations for the three and nine months ended September 30, 2004 and 2003, and their cash flows for the six months ended September 30, 2004 and 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003, and for the two years statement of operations for the years ended December 31, 2003 and 2002 and related notes included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Call Now, Inc. and its wholly owned subsidiaries Jupiter Prime Corp., and Retama Entertainment Group Inc. (collectively “the Company”). Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant inter-company transactions and balances have been eliminated in consolidation.

Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At December 31, 2003 and September 30, 2004, the Company classified its investment portfolio as available for sale and held to maturity. Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders’ equity. Gain or losses from the sale or redemption of the investments are determined using the specific identification method.

CALL NOW, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note 1- Basis of Presentation (continuation)

Earnings Per Common Share

Effective December 31, 1997, the Company adopted Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Note 2 – Notes and Loans Receivable

Notes and loans receivable at September 30, 2004 comprise the following:

The Company was obligated to lend to Retama Development Corporation (“RDC”), to fund any operating deficit (as defined) of RDC, up to $2,150,000 for a two-year period expiring March 1999, of which $853,000 had been advanced. On December 30, 2003, a Second Extension was agreed to on the funding agreement between the Company and RDC. The funding agreement is secured by the real estate owned by RDC and additional promissory notes in the amount of $200,000 and $ 67,819 were added to the funding agreement. On September 1, 2004 an additional amount in the amount of $535,850 was added to the agreement.. The total amount due as of September 30, 2004 is $1,656,669 plus accrued interest in the amount of $ 297,714. The notes are accruing interest at the rate of 8 1/2% and the notes mature on January 1, 2008.

On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide Inc “Penson” to lend $6,000,000 with the note maturing on June 26, 2008. The note calls for principal payments in the amount of $400,000 to be paid monthly beginning April 26, 2007 and ending on June 26, 2008. Interest on the note is 5% above the “Broker’s Call Rate” is to be paid monthly in arrears. The note calls for the Company as noteholder to have the option to convert the entire outstanding principal amount owning to the Noteholder into shares of Penson’s common stock. The conversion price per common share is 2.25 times Penson’s shareholders’ equity divided by the actual number of issued and outstanding shares of Penson as of September 30, 2003. On December 23, 2003 an additional $600,000 was loaned to Penson under similar terms and conditions as the original note.

In February 2004, the Company loaned Penson $1,500,000 on a short term loan. In May 2004, the $1,500,000 was repaid with accrued interest.

Note 3 – Stockholders’ Equity

On March 30, 2004, two of the principal officers exercised a total of 100,001 options to purchase a like amount of common stock at $3.38 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

     Three months and nine months ended September 30, 2004 compared to September 30, 2003.

•	RESULTS OF OPERATIONS:

a. REVENUES

The Company’s revenues for the three months ended September 30, 2004 were $1,679,780 as compared to $1,606,491 for the three months ended September 30, 2003. The increase was due primarily to increased racetrack operations.

For the nine months ended September 30, 2004, revenues were $3,775,268 compared to $4,308,724 for the nine months ended September 30, 2003. The decrease was due to decreased attendance and wagering.

Interest income for the three months ended September 30, 2004 was $231,834 as compared to $142,088 for the three months ended September 30, 2003. The increase was due to the sale of RDC bonds and the purchase of other bonds that is paying a higher interest rate plus the loans to Penson Worldwide.

For the nine months ended September 30, 2004 other income and expenses were $820,642 compared to $617,443 for the nine months ended September 30, 2003

b. EXPENSES

(1)	Racetrack expenses for the three months ended September 30, 2004 were $1,701,584 compared to $1,604,991 for the three months ended September 30, 2003. The increase was due to an increase in racetrack operations.

For the nine months ended September 30, 2004, Racetrack expenses were $3,794,128 compared to $4,304,492 for the nine months ended September 30, 2003.

(2)	GENERAL AND ADMINISTRATIVE

Expense for the quarter ended September 30, 2004 was $121,842 compared to $63,162 for the quarter ended September 30, 2003. The increase was due to increased administrative expenses.

For the nine months ended September 30, 2004, expenses were $348,324 compared to $248,165 for the nine months ended September 30, 2003.

(3)	INCOME TAX

For the quarter ended September 30, 2004 the Company recorded income tax expense of $12,323 compared to a tax expense of $41,423 for the three months ended September 30, 2003. The decrease was due to an decrease in net income.

c.	NET INCOME

The Company had a net income of $30,720 for the quarter ended September 30, 2004 compared to a net income of $89,195 for the quarter ended September 30 2003. The decrease in net income resulted primarily from an decrease in investment sales.

For the nine months ended September 30, 2004, net income is $142,591 compared to $174,180 for the nine months ended September 30, 2003.

d.	EARNINGS PER SHARE

For the three months ended September 30, 2004, the Company recorded a net earnings per share of $0.01 per share compared to a net earnings per share of $0.03 per share for the September 30, 2003 quarter.

•	LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, 2004, the Company provided $23,685 for operating activities compared to providing $176,604 for the nine months ended September 30, 2003. The decrease was due primarily to a decrease in investing activity activities of purchasing marketable securities.

Cash used in investing activities for the nine months ended September 30 2004, was $638,534 compared to cash used in investing in the amount of $6,525,140 for the nine months ended September 30, 2003. The decrease was due to the purchase of marketable securities and loans to Penson Worldwide in 2003.

For the nine months ended September 30 2004, cash provided in financing activities was $594,535 compared to cash provided of $5,084,709 for the nine months ended September 30, 2003. The decrease was due to a decrease in margin loans.

Based on the above information, management of the Company believes that it has adequate financial resources to fund its operations for next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policy below represents our critical accounting policies as contemplated by FRR 60.

Value of marketable securities, notes and loan receivable We evaluate the carrying values of such assets and may be required to reduce the value in the event we determine if the value is impaired from the current carrying value.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief

Executive Officer and Executive and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered in this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing the Company’s Executive and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

PART II — OTHER INFORMATION

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

CALL NOW, INC.

	By:	/s/ Thomas R Johnson

Thomas R Johnson
Chairman (Chief Executive Officer)
and
November 15, 2004		(Principal Accounting Officer)