Form 10KSB
period 2004-12-31
CALL NOW INC
filed 2005-09-29
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004
COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of small business issuer in its charter)

NEVADA (State of Incorporation)	65-0337175 (IRS Employer Identification No.)
1 Retama Parkway
Selma, TX 78154
(Address of principal executive offices)

Issuer’s Telephone No. (210) 651-7145
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.001 par value per share
Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
State issuer’s revenues for year ended December 31, 2004: $4,742,582.
The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at August 31, 2005 was $4,048,963.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,160,407 shares of common stock, as of August 31, 2005.
Documents Incorporated by Reference: NONE
Transitional Small Business Disclosure Format: NO

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
HISTORY AND DEVELOPMENTS DURING THE LAST THREE YEARS
Call Now, Inc. (the “Company”) was organized under the laws of the State of Florida on September 24, 1990 under the name Rad San, Inc. The Company changed its name to Phone One International, Inc. in January 1994 and to Call Now, Inc. in December 1994. The Company changed its domicile to the state of Nevada in 1999.
The primary operation of the Company is the management of Retama Park Racetrack (“Retama Park”) in Selma, Texas, through an 80% owned subsidiary, Retama Entertainment Group, Inc. (“REG”). Retama Park is owned by the Retama Development Corporation (the “RDC”). The RDC has entered into a management agreement with REG which provides that all personnel at Retama Park are employees of REG. The RDC, as owner of the facility, reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee.
On September 29, 1996 the Company acquired $52,274,000 of $54,040,000, 8.75%, term bonds of the Retama Development Corporation Special Facilities Revenue Bonds, Series 1993 (the “1993 Bonds”) for a purchase price of $10,300,000. The 1993 Bonds were secured by a first mortgage on the Retama Park Racetrack facility. In a simultaneous closing, the Company sold 50% of the 1993 Bonds to a securities broker/dealer for $3,690,000.
In November 1996 the Company purchased from Retama Partners, Ltd. (“Retama Partners”) the principal amount of $39,275,000 of a Retama Development Corporation Series A note and $500,000 of a Retama Development Corporation Series 1993B note (the “1993 Notes”). The Company issued 385,700 shares of common stock in exchange for such notes. The 1993 Notes were secured by a second lien on the Retama Park Racetrack facilities, including real and personal property.
On March 26, 1997, the Company participated in the refunding of the RDC 1993 Bonds and 1993 Notes through a Chapter 9 bankruptcy proceeding of the RDC through the issuance of $7,000,000 RDC Special Facilities Revenue Senior Series A Bonds (the “1997A Bonds”) and $86,925,000 RDC Special Facilities Revenue Subordinate Series B Bonds (the “1997B Bonds”). The Company recognized a profit of $3,853,086 in 1997 from the refunding of the 1993 Bonds and 1993 Notes.
On April 7, 1997, the Company acquired the balance of the RDC bonds for a total cost of $3,187,728. At December 31, 1997 the Company’s total holdings of RDC bonds were: (a) 1997 Series A 7% bonds- $7,000,000 and (b) 1997 Series B 8% bonds- $86,925,000.
In late 1997 the Company, in conjunction with Retama Partners, the holder of the racing license for Retama Park Racetrack, formed REG, a management company created to assume management responsibilities at Retama Park. REG is an 80% owned subsidiary of the Company. On December 1, 1997 REG negotiated a management agreement with RDC, the owner of Retama Park, to operate and manage the racetrack. This contract extends through November 1, 2010.
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008 (the “PWI Note”). PWI is affiliated to the Company as Thomas R. Johnson, President and CEO of Call Now, Inc., is also a Director of both companies. The PWI Note calls for mandatory principal payments in the amount of $400,000 to be paid monthly beginning April 26, 2007 and ending on June 26, 2008. Interest on the note is 5% above the “Broker’s Call Rate” is to be paid monthly in arrears. The PWI Note also calls for the Company as Noteholder to have the option to convert the entire outstanding principal amount owing to the Noteholder into shares of PWI’s common stock. The conversion price per common share is 2.25 times PWI’s shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003. The conversion price is $2.01 per share. On December 23, 2003 an additional $600,000 was loaned to PWI under similar terms and conditions as the original note.

In August of 2003, the Company’s President and CEO, Thomas R. Johnson, was elected to the Board of Directors of PWI pursuant to a provision in the PWI Note which required that the PWI use its best efforts to appoint a nominee of the Company to the board of directors.
In February 2004, the Company loaned PWI $1,500,000 on a short term loan. In May 2004, the $1,500,000 was repaid with interest.
On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into 3,283,582 shares of PWI common stock.
The Company has maintained an investment account with Penson Financial Services, Inc., a wholly owned subsidiary of PWI, since 1999. On December 31, 2004, the Company had a margin loan in this account in the amount of $4,587,191, which is collateralized by its marketable securities.
EMPLOYEES
The Company has approximately 210 full-time employees, including 4 executive employees. This includes the employees of Retama Entertainment Group, Inc., the management company of Retama Park Racetrack.
AVAILABLE INFORMATION
Copies of the Company’s Form 10-KSB and proxy statement may be obtained by notifying the Company in writing at its physical address.
ITEM 2. DESCRIPTION OF PROPERTY
The Company has offices at Retama Park in space leased from Retama Development Corporation on a month-to-month basis.
ITEM 3. LEGAL PROCEEDINGS.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
None.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
The Company’s Common Stock trades on the over-the-counter market under the symbol CLNW. On September 24, 2003 the Company completed a 1-for-3 reverse stock split. The prices below all reflect post-split prices. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

FISCAL YEAR 2003	HIGH BID	LOW BID

1st Quarter	$3.03	$.90
2nd Quarter	5.40	1.68
3rd Quarter	4.90	2.25
4th Quarter	5.00	2.00

FISCAL YEAR 2004	HIGH BID	LOW BID

1st Quarter	$5.50	$2.25
2nd Quarter	8.15	3.50
3rd Quarter	7.95	4.00
4th Quarter	7.45	4.50
The prices prior to September 25, 2003 have been adjusted to reflect a 1-for-3 reverse stock split.
The Company has never declared or paid cash or stock dividends and has no present plans to pay any such dividends in the foreseeable future. As of August 31, 2005 there were approximately 367 registered holders of record of the Company’s common stock.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Retama Park Racetrack
Management
The Company is primarily engaged in the operation and management of Retama Park, a horse racetrack located in Selma, TX just outside of San Antonio, through our 80% owned subsidiary, Retama Entertainment Group, Inc. (“REG”). REG is responsible for all of the day-to-day operational activities at Retama Park including; the presentation of a Quarter Horse Meet in the Spring and a Thoroughbred Meet in late Summer and Fall; daily simulcasting of other tracks from around the country; the operation of all food and beverage outlets that include a Turf and Field Club, fine dining, a sports bar and fast food; all regulatory responsibilities with the Texas Racing Commission; and the pursuit of additional legislation from the Texas Legislature that would be favorable to Retama Park, such as other forms of gaming.
The facility and real estate are owned by the Retama Development Corporation (“RDC”), a municipal subdivision of the city of Selma, TX, and it is encumbered by $93,510,000 face amount of debt that is discussed in greater detail below in the Bonds section. All personnel at the racetrack are employees of REG. As a result, it is only the payroll costs of the personnel that are reimbursed by the RDC to the Company. REG also receives a $20,000 per month management fee from the RDC. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements.

Bonds
In addition to the management relationship, the Company also maintains a substantial investment in the facility through holdings of a portion of the Retama Development Corporation Special Facilities Revenue Refunding Bonds.
The Company owns both Senior Series A Bonds and Subordinate Series B Bonds as detailed in the chart below.

	Senior	Subordinate
Retama Development Corporation Special	Series A Bonds	Series B Bonds
Facilities Revenue Bonds, Dated 1997	7% due 9/1/33	8% due 9/1/33
Total Bonds Outstanding at December 31, 2004	$6,585,000	$86,925,000
Bonds owned by Call Now, Inc. at December 31, 2004	$155,000	$43,962,500
Carrying Value of Call Now, Inc. position at December 31, 2004 as reported on the balance sheet	$155,000	$1,077,463
The Series A bonds are subject to an annual mandatory sinking fund redemption. As of December 31, 2004, a total of $415,000 of the original $7,000,000 Series A bonds have been redeemed through the sinking fund. The Company recognizes a carrying value on the balance sheet at face value, or $155,000.
With respect to the Series B bonds and in accordance with FAS 115, the Company has evaluated the limited available market, the uncertainty of principal or interest payments to be made in the foreseeable future and the subordinated lien on the collateral, and has concluded that the Series B bonds should be classified as “held to maturity” for accounting purposes on our balance sheet. As a result of this classification, the Series B bonds are carried at the cost basis of the bonds. Based on the excess collateral available (see chart below), the Company does not believe that this asset is impaired.
An independent appraisal of the real estate and facility was obtained in June, 2005. Accordingly, the valuation of the Series A bonds and the RDC notes, as well as and the net collateral value available for the Series B bonds based on the appraised value of the collateral is as follows:

Appraisal valuation of Retama race track land and facilities	$21,570,000
Deduct Series A bondholder’s 1st lien position	(6,585,000)
Deduct RDC notes and accrued interest, 2nd lien position	(1,982,969)
Deduct costs of sale and other discounts	(1,500,000)

Net available to Series B bondholders after consideration of Series A bondholders, funding agreement, and sales commissions	11,502,031
Face amount of Series B bondholders	86,925,000

% of face amount available to Series B bondholders	13.232%
Face amount of Series B bonds owned by the Company	43,962,500

Net collateral value available for the Series B bonds	$5,817,176

Penson Worldwide, Inc.
On June 26, 2003 the Company invested $6,000,000 in Penson Worldwide, Inc. (“PWI”) of Dallas, Texas, a leading provider of a broad range of critical securities-processing infrastructure products and services to the global securities and investment industry. Their products and services include securities and futures clearing, margin lending, facilities management, technology and other related offerings to broker-dealers, investment funds, banks and financial technology.
The investment in PWI was made in the form of a “Convertible Promissory Note and Purchase Agreement” with the note maturing on June 26, 2008 (the “PWI Note”). The PWI Note calls for mandatory principal payments in the amount of $400,000 to be paid monthly beginning April 26, 2007 and ending on June 26, 2008. Interest on the note is 5% above the “Broker’s Call Rate” is to be paid monthly in arrears. The PWI Note also calls for the Company as Noteholder to have the option to convert the entire outstanding principal amount owning to the Noteholder into shares of PWI’s common stock. The conversion price per common share is 2.25 times PWI’s shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003. The conversion price is $2.01 per share. On December 23, 2003, an additional $600,000 was loaned to PWI under similar terms and conditions as the original note.
In August of 2003, the Company’s President and CEO, Thomas R. Johnson, was elected to the Board of Directors of PWI pursuant to a provision in the PWI Note which required that the PWI use its best efforts to appoint a nominee of the Company to the board of directors.
The source of the funds for this investment came from available cash and a margin loan from our investment account. During the course of business the Company has historically maintained a margin investment account to hold and leverage marketable securities. Both prior and subsequent to the PWI Note investment, the Company has utilized margin loans from this account to fund operations and investments.
On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into PWI common stock, totaling 3,283,582 shares.
On August 10, 2005, PWI filed with the Securities and Exchange Commission (the “SEC”) its initial Form S-1, a form required by the SEC of any company that plans to make a securities offering.
If PWI successfully comes to market with an Initial Public Offering (“IPO”), the Company’s valuation of this asset would change from its cost basis to the price of the publicly traded PWI stock multiplied by the number of shares held by the Company. At that time, based on the price of the PWI stock, the Company may recognize either an increase or decrease in this asset’s valuation. Any such change in valuation would either positively or negatively impact our assets and comprehensive income. It is anticipated that the PWI stock would be classified as “available-for-sale” in accordance with FAS 115.
Investment Company
It has come to the attention of the Company that it may be subject to regulation as an investment company under the Investment Company Act of 1940 (the “1940 Act”) because of the Company’s investment securities holdings. If the Company were deemed to be an investment company under the 1940 Act, the Company would be required to register as an investment company, unless an exemption is available. In such event, the Company would incur significant registration and regulatory compliance costs and could become subject to liability under the 1940 Act, the Securities Act of 1933, the Securities Exchange Act of 1934 and rules and regulations adopted thereunder.
The Company is not registered as an investment company under the 1940 Act. If the Company were to be deemed an “investment company” under the 1940 Act and if the Company failed to qualify for an exemption thereunder, the Company would have to modify how it conducts business in order to conform with the Act. The 1940 Act places significant restrictions on the capital structure and corporate governance of a registered investment company, and materially restricts its ability to conduct transactions with affiliates. Such changes would have a material adverse affect on the Company’s business, results of operations and financial condition.
In addition, if the Company were deemed to have been an investment company and did not register under the 1940 Act, the Company would be in violation of the 1940 Act and the Company would be prohibited from engaging in business or certain other types of transactions and could be subject to civil and criminal actions for doing so. In addition, the Company’s contracts would be voidable and a court could appoint a receiver to take control of the Company and liquidate it. Therefore, the Company’s classification as an investment company would materially adversely affect its business, results of operations and financial condition.
There can be no assurance that an exemption from the registration requirements of the 1940 Act will be available to the Company on a continuing basis. The Company is currently consulting with legal counsel and evaluating alternatives to ensure that it complies with applicable law.

Critical Accounting Policies
General
Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions, as well as reliance on independent appraiser reports on the valuation of certain of our debt securities. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ form those estimates under different assumptions or conditions.
Valuation of Marketable Securities
Investment in equity securities are generally based on quoted market prices. However, the investments in the RDC Series A and B bonds represent debt securities, as there is no readily available quoted market price as these securities are owned by a limited number of holders. The Series A bonds have been valued based on the underlying value of the collateral (the Retama Park horse track facility). We obtained a complete appraisal of the racetrack land and facilities subsequent to December 31, 2004, and based our valuation of the Series A bonds on our percentage ownership. The Series B bonds are classified as held to maturity and reported at their cost basis of $1,077,463. Based on the appraisal of the real estate and facilities, the net collateral value available for the Series B bonds is sufficient to support the carrying value (cost) of the bonds.
Valuation of Penson Note Receivable
The PWI note receivable is valued at its face amount and is unchanged at December 31, 2004 from the prior year. The note earns a reasonable interest rate, and given the financial strength of Penson, valuation at its face amount is appropriate. On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into PWI common stock, totaling 3,283,582 shares.
Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. During 2004, we discovered an error in the deferred tax calculation which resulted in an increase of $682,462 in the deferred tax liability and a decrease in retained earnings (deficit) in the same amount (see Note 2 to the audited financial statements).
YEAR ENDED DECEMBER 31, 2004 COMPARED TO 2003
RESULTS OF OPERATIONS
  a. Revenues and Other Income
     Revenue
The Company’s revenue for the year ended December 31, 2004 was $4,742,582 compared to $5,504,985 for the year ended December 31, 2003. The decrease is largely attributed to the fact that there was not a Quarter Horse meet held at Retama Park in 2004 due to the changes in the Texas racing schedule needed to accommodate the Breeder’s Cup that was hosted by Lone Star Park in Dallas, TX.
     Interest Income
Interest income for the year ended December 31, 2004 was $797,341 compared to $445,030 for the year ended

December 31, 2003. The increase was due primarily to the increase in interest paid on the Penson Worldwide, Inc. Convertible Promissory Note held by the Company. As discussed in Item 1, the interest paid on this note is 5% above “Broker’s Call Rate”, and this index experienced a sharp increase during the second half of 2004 as the Federal Reserve increase their lending rates. Interest income was also derived from several municipal bond issues including the RDC Series A bonds. There was no interest accrued on the RDC Series B bonds due to the fact that there have been no interest or principal payments made on the RDC Series B bonds and the likelihood of the collection of any interest in the future is uncertain.
  b. Expenses
     Cost and Other Expenses of Revenues
Operating expense for the year ended December 31, 2004 was $5,319,617 compared to $5,837,821 for the year ended December 31, 2003. The decrease in operating expense in 2004 as compared to 2003 is also largely attributable to the fact that a Quarter Horse meet was not held at Retama Park in 2004. The lack of a Quarter Horse meet reduces the number of employees needed throughout the year and, therefore, directly reduces the operating expenses of REG.
     Income Tax
The income tax expense for 2004 was $79,459 compared to $24,028 in 2003. The increase is due to an increase of income before taxes of $222,595 in 2004 from $151,158 in 2003.
LIQUIDITY AND CAPITAL RESOURCES
During the year ended December 31, 2004, the Company’s operating activities used cash of $155,593 compared to $207,218 used for the year ended December 31, 2003. The improvement is largely attributable to the increase in net income and an increase in interest received as compared to interest paid, from 2003 to 2004.
The Company currently has negative working capital as a result of the margin loan that is recognized as a short-term liability and investments that are recognized as long-term assets. Although the margin loan is short-term, it is an open ended loan that does not carry a defined maturity. Additionally, any sale of the long-term investments would go directly to the payment of the margin loan. Given this relationship and the excess value of the Company’s investments as compared to the margin loan, the Company does not believe that this negatively impacts our continued operations.
As discussed in Note 6 to the audited financial statements and in the preceding paragraph, the Company maintains an investment account that carries a margin loan that is collateralized by the Company’s marketable securities. As of December 31, 2004, the available balance of that margin loan was in excess of $1.5 million. As a result, management of the Company believes that it has adequate financial resources to fund its operations for the current fiscal year.
OFF-BALANCE SHEET ARRANGEMENTS
We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS

123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt SFAS 123(R) effective January 1, 2006.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets — an amendment of APB Opinion No. 29.” This Statement eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material effect on its financial statements.
On July 14, 2005, FASB issued its Exposure Draft, “Accounting for Uncertain Tax Positions”, which is a proposed interpretation to FASB Statement No. 109, “Accounting for Income Taxes.” This proposed interpretation would require an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed interpretation consistent with its use in FASB Statement No. 5, “Accounting Contingencies”, to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a change in accounting principle. The comment period for the proposed interpretation ends on October 28, 2005. The Company is currently evaluating the impact of the Exposure Draft on its financial statements.
RISK FACTORS
There are many factors that affect our business and the results of its operation, some of which are beyond our control. The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired.
RISKS RELATED TO OUR BUSINESS
Concentration of Operations of Subsidiary
Our 80% owned subsidiary, Retama Entertainment Group, Inc. (“REG”), was established in 1997 in order to provide management services to Retama Park, a Class 1 horseracing facility located in Selma, TX. The management contract with Retama Park is the only management agreement that REG has entered into with a track currently in operation and, therefore, the management fees received as a result of this management agreement represent the only source of revenue for REG. The financial performance of REG is reported on a consolidated basis with the income statement of the Company. Under certain specific circumstances, the management agreement with Retama Park may be terminated. If this management agreement were to be terminated prematurely, it would have significant negative impact on our income statement.
Concentration of Assets
As of December 31, 2004 the Company held two assets, the RDC Series B bonds and the Penson Worldwide, Inc. (“PWI”) Convertible Promissory Note, whose combined value represented a majority of the total assets of the Company. On June 30, 2005, the PWI Convertible Promissory Note was converted into common stock of PWI. Any decline in the fair market value of either one of these assets would negatively impact total assets, stockholders’ equity and results of operations.

Limited Liquidity Available in the Secondary Market
As detailed in Item 11 of this report, there is an individual shareholder, who is also a director of the Company, that held 77.15% of the outstanding common stock of the Company as of August 31, 2005. Given the majority position held by a single shareholder and the shareholder’s position as a director of the Company, there remains a relatively small amount of shares in the float, or the number of shares available to the public. A limited float may have the effect of reducing the number of buyers and sellers of the Company’s stock, and as a result, negatively impact the liquidity of the Company’s common stock.
Investment Company Act
We have taken the position that we are not an investment company required to be registered under the Investment Company Act of 1940 (the “1940 Act”), based on one or more applicable exemptions thereunder. It has come to our attention that we may be subject to regulation as an investment company under the 1940 Act. If it was established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission. We would also be unable to enforce contracts with third parties or third parties could seek to obtain rescission of transactions undertaken with us during the period it was established that we were an unregistered investment company. See Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Company, for more information.
ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Call Now, Inc. and Subsidiary
San Antonio, Texas
We have audited the accompanying consolidated balance sheet of Call Now, Inc. and Subsidiary (collectively referred to as “the Company”) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the U.S. Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As discussed Note 2 to the consolidated financial statements, an error was discovered by Management of the Company during the current year which effected the Company’s accumulated other comprehensive income, deferred tax liability and retained earnings (deficit) as of December 31, 2002. Accordingly, the 2002 consolidated statements of changes in stockholders’ equity have been restated to correct this error.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Call Now, Inc. and Subsidiary as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
 /s/ Akin, Doherty, Klein & Feuge, P.C.

 Akin, Doherty, Klein & Feuge, P.C.
 San Antonio, Texas
 September 20, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Call Now, Inc. and Subsidiary
San Antonio, Texas
We have audited the consolidated statements of operations, changes in stockholders’ equity, and cash flows of Call Now, Inc. and Subsidiary (collectively referred to as “the Company”) for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the U.S. Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As discussed Note 2 to the consolidated financial statements, an error was discovered by Management of the Company during the current year which effected the Company’s accumulated other comprehensive income, deferred tax liability and retained earnings (deficit) as of December 31, 2002. Accordingly, the 2002 consolidated statements of changes in stockholders’ equity have been restated to correct this error.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and cash flows of Call Now, Inc. and Subsidiary for the year then ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.
 /s/ Clyde Bailey, P.C.

 Clyde Bailey, P.C.
 San Antonio, Texas
 March 10, 2004, except for Note 2,
               to which the date is September 20, 2005

CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheet

		December 31,
		2004
ASSETS

Current Assets:
Cash and equivalents		$18,716
Accounts receivable		131,069
Marketable securities		529,002
Other current assets		49,848

Total current assets		728,635

Long-Term Assets:
Marketable securities — Retama Development Corp.		1,232,463
Notes receivable:
Affiliate	$6,600,000
Others	1,656,669	8,256,669

Interest receivable, long-term:
Affiliate	25,226
Others	326,300	351,526

Deferred tax asset		281,074

Total long-term assets		10,121,732

Total Assets		$10,850,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses		$172,313
Margin loan payable — affiliate		4,587,191

Total current liabilities		4,759,504

Minority Interest in Consolidated Subsidiary		1,314

Stockholders’ Equity:
Preferred stock, .001 par value; authorized 266,667 shares, none outstanding		—
Common stock, .001 par value; authorized 16,666,667 shares, 3,160,407 issued and 2,997,552 outstanding		3,160
Additional paid-in-capital		6,888,286
Treasury stock, at cost		(449,750)
Accumulated other comprehensive income		161,200
Retained earnings (deficit)		(513,347)

Total stockholders’ equity		6,089,549

Total Liabilities and Stockholders’ Equity		$10,850,367

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31
	2004	2003
Revenues
Reimbursement of payroll and payroll related expenses	$4,502,582	$5,264,985
Management fees	240,000	240,000

Total revenues	4,742,582	5,504,985

Expenses
Payroll and payroll related expenses	4,616,582	5,379,985
Other management expenses	105,056	121,768
Corporate general and administrative operations	597,979	336,068

Total expenses	5,319,617	5,837,821

Net Operating (Loss)	(577,035)	(332,836)

Other Income (Expenses)
Interest income — affiliate	588,353	287,781
Interest income, others	208,988	157,249
Gain on sales of marketable securities	223,125	405,103
Write-off of note receivable	—	(127,634)
Other income	7,832	35,947
Interest expense — affiliate	(223,427)	(274,044)

Total other income	804,871	484,402

Income before minority interest and income taxes	227,836	151,566

Minority interest in income of subsidiary	(5,241)	(408)

Income before income taxes	222,595	151,158

Income tax expense	79,459	24,028

Net Income	$143,136	$127,130

Earnings Per Share

Basic and diluted income per share	$.05	$.04

Weighted average common shares outstanding:
Basic	2,820,200	2,730,627
Dilutive	2,962,760	2,908,316
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
			Additional			Other	Retained	Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity
Balance, December 31, 2002, as previously reported	8,680,701	$8,680	$5,974,261	488,566	$(449,750)	$1,458,175	$(85,151)	$6,906,215

Correction of error	—	—	—	—	—	(1,447,117)	(698,462)	(2,145,579)

Balance, December 31, 2002, as restated	8,680,701	8,680	5,974,261	488,566	(449,750)	11,058	(783,613)	4,760,636

Reverse stock split 3:1	(5,787,219)	(5,787)	5,787	(325,711)	—	—	—	—

Comprehensive income:
Net income	—	—	—	—	—	—	127,130	127,130
Unrealized gain on securities:
As previously reported, net of $431,000 in income taxes	—	—	—	—	—	836,132	—
Correction of error, net of $(381,000) in income taxes	—	—	—	—	—	(643,097)	—	193,035

Total comprehensive income	—	—	—	—	—	—	—	320,165

Balance, December 31, 2003	2,893,482	2,893	5,980,048	162,855	(449,750)	204,093	(656,483)	5,080,801

Issuance of common stock	266,925	267	908,238	—	—	—	—	908,505

Comprehensive income:
Net income	—	—	—	—	—	—	143,136	143,136
Unrealized loss on securities, net of $(25,000) in income taxes	—	—	—	—	—	(42,893)	—	(42,893)

Total comprehensive income	—	—	—	—	—	—	—	100,243

Balance, December 31, 2004	3,160,407	$3,160	$6,888,286	162,855	$(449,750)	$161,200	$(513,347)	$6,089,549

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Years Ended December 31
	2004	2003
Operating Activities
Net income	$143,136	$127,130
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) on sales of marketable securities	(223,125)	(405,103)
Minority interest	5,241	408
Deferred taxes	79,459	24,028
Changes in operating assets and liabilities:
Accounts receivable	(86,000)	85,064
Other assets	(164,994)	(87,397)
Accounts payable and accrued expenses	90,690	48,652

Net Cash (Used) by Operating Activities	(155,593)	(207,218)

Investing Activities
Advances on notes receivable	(1,969,134)	(6,934,535)
Collections on notes receivable	1,500,000	—
Proceeds from sales of available-for-sale marketable securities	4,152,225	22,706,396
Purchase of available-for-sale marketable securities	(3,676,471)	(22,209,362)
Proceeds from bond redemption	—	5,000

Net Cash Provided (Used) by Investing Activities	6,620	(6,432,501)

Financing Activities
Margin loan proceeds (repayments)	(816,394)	5,403,585
Issuance of common stock	908,505	—

Net Cash Provided by Financing Activities	92,111	5,403,585

Net Change in Cash	(56,862)	(1,236,134)

Cash at beginning of year	75,578	1,311,712

Cash at End of Year	$18,716	$75,578

Supplemental Disclosure of Cash Flow Information

Interest paid in cash	$223,427	$245,814
Federal income taxes paid in cash	—	—
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES
Nature of Business: Call Now, Inc. (the “Company”) was organized under the laws of the State of Florida on September 24, 1990 under the name Rad San, Inc. The Company changed its name to Phone One International, Inc. in January 1994 and to Call Now, Inc. in December 1994. The Company changed its domicile to the State of Nevada in 1999.
The primary operation of the company is the management of Retama Park Racetrack (“Retama Park”) in Selma, Texas, through an 80% owned subsidiary, Retama Entertainment Group, Inc. (“REG”). Retama Park is owned by the Retama Development Corporation (the “RDC”). The RDC has entered into a management agreement with REG which provides that all personnel at Retama Park are employees of REG. The RDC, as owner of the facility, reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee.
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Call Now, Inc. and its 80% owned subsidiary, Retama Entertainment Group Inc. (collectively “the Company” or “Call Now”). All significant inter-company transactions and balances have been eliminated in consolidation.
Cash and Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable: Accounts receivable are reported at outstanding principal, net of an allowance for doubtful accounts of $-0- at December 31, 2004. The allowance for doubtful accounts is determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.
Marketable Securities: Based on the SFAS No. 115, “Accounting of Certain Investments in Debt and Equity Securities,” the Company classifies its investment portfolio as either held to maturity, available-for-sale, or trading. At December 31, 2004, all of the Company’s marketable securities were available-for-sale except the RDC Series B bonds. The Series B Bonds are carried at cost and classified as held to maturity due to the uncertainty of the payment of interest and principal in the foreseeable future, the subordinate lien on the collateral and the lack of an actively traded market for the bonds. Securities available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
Securities that do not trade in an active market are valued based on the best information available to Management (see Note 4). Impairments are recorded to the Company’s carrying value on at least an annual basis. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.
Furniture and Equipment: Furniture and equipment are stated at cost, and the balance of $36,901 is fully depreciated. Depreciation and amortization are computed on a straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives or remaining lease period. Expenditures for maintenance and repairs are charged to expense as incurred.
Impairment of Long-Lived Assets: The Company periodically reviews, on at least an annual basis, the carrying value of its long-lived assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the fair value of a long-lived asset, determined based upon the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES — continued
Federal Income Taxes: The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.
Revenue Recognition: The Company receives reimbursement of payroll and related expenses for costs incurred under its management agreement with RDC. Such amounts are recognized as revenue when the reimbursable expense is incurred. The Company also receives a monthly management fee under the agreement.
Interest and dividend income is recognized as earned on its investments, except for the RDC Series B bonds. The Company does not recognize interest income on the RDC Series B bonds (see Note 4) as the Company has no expectation of realizing any such interest in the foreseeable future. The RDC Series B bonds are carried at their cost to the Company.
Earnings Per Common Stock: Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.
Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and equivalents, marketable securities, and notes receivable. The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the FDIC up to $100,000. Periodically, balances may exceed this amount. The cash balance at Penson Financial Services, Inc. has additional insurance in excess of $10,000,000. The marketable securities are not interest rate sensitive due to the fact that the overwhelming portion of securities are in the Retama Development Corporation Series 1997 “B” bonds and these bonds are not paying interest. The Series 1997 Series B bonds are subject to the prior rights of the Series 1997 Series A bonds and funding agreement, and the carrying value of $1,077,463 at December 31, 2004 is based on cost since the bonds are classified as held to maturity.
Notes receivable due from the RDC are collateralized by real estate (see Note 4). At December 31, 2004, the notes receivable from Penson Worldwide, Inc. (“PWI”) has a conversion option which allows the Company to convert the entire outstanding principal amount owed into shares of PWI common stock. This conversion option was exercised by the Company effective June 30, 2005; accordingly, the PWI notes receivable were converted into 3,283,582 shares of PWI common stock. PWI has filed a registration statement on form S-1, which is still being reviewed by the Securities and Exchange Commission. A price range for the stock included in the registration has not been determined (see Note 5).
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant estimates that severely impact these financial statements include the classification of the RDC Series B bonds and the valuation of the PWI note receivable (see Notes 4 and 5).

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES — continued
Stock Based Compensation: The Company does not have a stock-based compensation plan; however, in past years, certain options have been granted (non-qualified stock options) to its Directors and officers. The Company accounts for these grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting For Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost related to stock options is normally reflected in net income, as all options granted had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the years ended December 31:

	2004	2003
Net income as reported	$143,136	$127,130

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects — no options awarded in 2004 or 2003	—	—

Pro forma earnings	$143,136	$127,130

Earnings per common share:
Basic, as reported	$0.05	$0.04
Basic, pro forma	0.05	0.04
Diluted, as reported	0.05	0.04
Diluted, pro forma	0.05	0.04
Comprehensive Income: SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are included in the Statement of Changes in Stockholders’ Equity.
Recent Accounting Pronouncements: On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt SFAS 123(R) effective January 1, 2006.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets — an amendment of APB Opinion No. 29.” This Statement eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES — continued
On July 14, 2005, FASB issued its Exposure Draft, “Accounting for Uncertain Tax Positions”, which is a proposed interpretation to FASB Statement No. 109, “Accounting for Income Taxes.” This proposed interpretation would require an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed interpretation consistent with its use in FASB Statement No. 5, “Accounting for Contingencies”, to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a change in accounting principle. The comment period for the proposed interpretation ends on October 28, 2005. The Company is currently evaluating the impact of the Exposure Draft on its financial statements.
Reclassification: Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current presentation.
NOTE 2 — CORRECTION OF ERRORS
During 2004, Management of the Company detected two errors in its previously issued financial statements, both of which have been corrected retroactively in these statements:
1.	Management determined the deferred tax liability for the years 1998 through 2001 was incorrect. The net operating loss available for carryover to future years was overstated, resulting in the net deferred tax liability being understated. Accordingly, the Company has recognized an increase in the deferred tax liability as of December 31, 2002 of $698,462, and a resulting decrease to retained earnings (deficit) in the same amount. This correction has been made to the Statement of Changes in Stockholders’ Equity as of December 31, 2002.

2.	Management also determined it had misapplied the provisions of SFAS No. 115 for the classification and valuation of the RDC Series B bonds. The Series B bonds were previously classified as available-for-sale and stated at their fair market value. Due to the lack of an actively traded market for the bonds, the subordinated lien on the collateral and the uncertainty of the payment of interest and principal, the Series B bonds should have been reported as held to maturity from the date of their acquisition and stated at their original cost to the Company. Accordingly, the Company has restated the RDC Series B bonds to their original cost, requiring a decrease to accumulated other comprehensive income of $1,447,117 as of December 31, 2002, and a further decrease of $643,097 previously reported during the year ended December 31, 2003. Both of the amounts are net of income taxes as described on the Consolidated Statements of Changes in Stockholders Equity. This correction did not impact net income as reported on the Statement of Operations; however, the previously reported unrealized gain on securities included in other comprehensive income reported on the Consolidated Balance Sheet and Consolidated Statements of Changes in Stockholders Equity has been restated as of December 31, 2002 and 2003, and for the year ended December 31, 2003.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
NOTE 3 — MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values are as follows at December 31, 2004:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
Available-for-sale:
RDC Series A bonds	$155,000	$—	$—	$155,000
Other securities	284,759	260,972	(16,729)	529,002

	439,759	260,972	(16,729)	684,002
Held to maturity:
RDC Series B bonds	1,077,463	—	—	1,077,463

	$1,517,222	$260,972	$(16,729)	$1,761,465

Included on the balance sheets as:
Marketable securities, current				$529,002
Marketable securities, long-term (Retama Development Corp.) — Note 4				1,232,463

				$1,761,465

Unrealized gains on marketable securities available-for-sale at December 31, 2004 are shown net of income taxes as a component of stockholders’ equity. The market value of the RDC Series B bonds, classified as held to maturity, is estimated at approximately $5.8 million to the Company based on an independent appraisal of the collateral.
NOTE 4 — RETAMA DEVELOPMENT — MARKETABLE SECURITIES AND NOTES RECEIVABLE
During 1996 and 1997, the Company purchased a significant portion of the Special Facilities Revenue Bonds, Series 1993, of Retama Development Corporation (the “RDC”). The revenue bonds were originally issued to fund the construction of the Retama Park horse track in Selma, Texas. Following the bankruptcy by the RDC and the defeasance of the Series 1993 bonds, the Company retained a significant interest in the new 1997 RDC Series B bonds, which are secured by a lien, subordinate to the Series A bonds and the funding agreement, on the Retama Park horse track real and personal property, and now owns a small position the Series A bonds (the Retama Series A bonds hold the first lien position). Both the Series A and Series B bonds mature September 1, 2033. For several years following the initial acquisition, the Company purchased and sold several blocks of the bonds. However, the Company has not purchased or sold any of the Series B bonds since 2002, and changes to the Series A bonds have been limited to redemptions of $5,000 each year.
As part of the bond defeasance agreement, the Company was obligated to lend certain amounts to RDC to fund any operating losses for up to 2 years. Although the Company is not currently obligated to fund the RDC, it has continued to do so under the same collateral agreement. At December 31, 2004, the total amount funded by the Company to the RDC for its operations includes principal of $1,656,669 plus accrued interest of $326,300. The funding agreement is secured by the race track facility.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
NOTE 4 — RETAMA DEVELOPMENT — MARKETABLE SECURITIES AND NOTES RECEIVABLE — continued
The balance of these bonds and notes receivable, all considered long-term, are as follows at December 31, 2004:

	Total	Owned By	Carrying
	Outstanding	Call Now	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,585,000	$155,000	$155,000
RDC Series B bonds	86,925,000	43,962,500	1,077,463

Total bonds, long-term			$1,232,463

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$1,656,669	$1,656,669	$1,656,669
Accrued interest receivable	326,300	326,300	326,300

Total notes and interest			$1,982,969

NOTE 5 — PENSON WORLDWIDE, INC. — NOTE RECEIVABLE
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008. PWI is affiliated to the Company as the President of Call Now, Inc. is a Director of PWI. The note calls for principal payments in the amount of $400,000 to be paid monthly beginning April 26, 2007 and ending on June 26, 2008. Interest on the note is 5% above the “Broker’s Call Rate”, and is to be paid monthly in arrears. The note requires the Company, as note holder, to have the option to convert the entire outstanding principal amount into shares of PWI common stock. The conversion price per common share is 2.25 times PWI shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003. The conversion price is $2.01 per share. On December 23, 2003, an additional $600,000 was loaned to PWI under similar terms and conditions as the original note. The total amount due to the Company as of December 31, 2004 is $6,600,000 plus accrued interest in the amount of $25,226.
On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI note into PWI common stock, totaling 3,283,582 shares.
In February 2004, the Company loaned PWI $1,500,000 on a short term loan. In May 2004, the $1,500,000 was repaid with accrued interest.
NOTE 6 — PENSON FINANCIAL SERVICES, INC. — MARGIN LOAN PAYABLE
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at the brokers call rate plus 2.70% (6.70% at December 31, 2004). The balance of the margin loan was $4,587,191 at year end. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan of $223,427 in 2004 and $274,044 in 2003.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
NOTE 7 — STOCKHOLDERS’ EQUITY
Preferred Stock: The Company has authorized 266,667 shares of $.001 par value preferred stock, of which 100,000 shares are designated Class A convertible redeemable preferred stock (Class A), 66,667 shares are designated Class B convertible redeemable preferred stock (Class B), and 100,000 are designated as Class C convertible redeemable preferred stock (Class C).
The Class A preferred stock is non-voting, redeemable at the option of the Company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder. The Class A preferred stockholders are entitled to receive an annual dividend of $.30 per share. No Class A shares are outstanding at December 31, 2004.
The Class B preferred stock is non-voting, redeemable at the option of the Company at a price of $100 per share plus accrued but unpaid dividends, and convertible into 100 shares of common stock at the option of the holder. The Class B preferred stockholders are entitled to receive an annual dividend of $6.00 per share. No Class B shares are outstanding at December 31, 2004.
The Class C preferred stock is non-voting, redeemable at the option of the Company at a price of $3.00 per share plus one share of common stock and convertible into one share at the option of the holder. No Class C shares are outstanding at December 31, 2004.
Stock Options: The Company periodically grants non-qualified stock options to directors and officers.
Pro forma information regarding net income and earnings per share is included in Note 1 as required by            SFAS No. 123 and uses the Black-Scholes option pricing model. The fair value for these options was estimated at the date of grant with the following weighted-average assumptions for the year ended December 31:

	2004	2003
Risk-free interest rate	*	*
Expected dividend yield	*	*
Expected volatility of common stock	*	*
Expected weighted-average life of option	*	*

*	No grants were awarded during 2003 or 2004
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.
In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The effective date for Call Now, Inc. is January 1, 2006. See the discussion in Note 1 for the expected impact to the Company of options currently outstanding.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
NOTE 7 — STOCKHOLDERS’ EQUITY — continued
A summary of the status of the Company’s non-plan options is as follows for the years ended December 31:

	2004		2003
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at the beginning of year	446,670	$2.55	450,004	$2.60
Granted	—	—	—	—
Exercised	(266,925)	3.40	—	—
Forfeited	(6,410)	3.12	(3,334)	9.00
Cancelled	—	—	—	—

Outstanding at the end of year	173,335	$1.21	446,670	$2.55

Options exercisable at year end	173,335	$1.21	446,670	$2.55

Weighted average contractual life remaining at year-end		1.1 yrs.	1.9 yrs.

NOTE 8 — INCOME TAXES
The components of the provision for income tax expense are as follows at December 31:

	2004	2003
Current:
Federal	$79,459	$24,028
State	—	—

	$79,459	$24,028

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2004:

Deferred tax assets (liabilities):
Net operating loss carryforward	$364,117
Unrealized gain on marketable securities	(83,043)

Net deferred tax asset	$281,074

The Company has net operating loss carryforwards for tax purposes of approximately $1,071,000 that begin to expire in the year 2015.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
NOTE 9 — RELATED PARTY TRANSACTIONS
Consulting fees of $11,200 per month were paid to the former President of the Company in 2004 and 2003. The final payment under the consulting agreement was paid in November 2004.
The Company has a note receivable from Penson Worldwide, Inc. with a balance of $6,600,000 at December 31, 2004, plus accrued interest of approximately $25,000. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $4,587,191 at December 31, 2004. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
NOTE 10 — MANAGEMENT AGREEMENT
On October 27, 1997 the RDC’s Board of Directors approved a management contract granting Retama Entertainment Group, Inc., an 80% owned subsidiary of the Company, the right to manage the operations of the facility commencing on January 1, 1998.
Effective September 1, 2001, the management contract was extended to November 1, 2010. The management fee is $20,000 per month, with certain adjustments, beginning January 1, 2002.
NOTE 11 — EARNINGS PER SHARE
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2004
Basic EPS:
Net income	$143,136	2,820,200	$0.05
Effect of dilutive options	—	142,560	—

Dilutive EPS	$143,136	2,962,760	$0.05

Year Ended December 31, 2003
Basic EPS:
Net income	$127,130	2,730,627	$0.04
Effect of dilutive options	—	177,689	—

Dilutive EPS	$127,130	2,908,316	$0.04

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
NOTE 12 — CONTINGENCY
Federal Income Taxes: During 2004, the Internal Revenue Service (the “IRS”) notified the RDC that it was conducting an examination of the tax-exempt status of the bonds issued in connection with that Company’s reorganization in 1997. In October of 2004, the IRS issued a preliminary adverse determination and in February 2005, the IRS issued a proposed adverse determination with respect to the RDC’s 1997 Series A and Series B bonds, stating that the interest on the bonds is not excludable from the gross income of their holders. The RDC has filed a protest of such determination and requested that the matter be referred to the Office of Appeals of the IRS. Management has been advised that Retama Development Corporation is vigorously defending itself with respect to this issue.
In August 2005, the IRS completed an examination of the Company’s tax returns for the years 2000 through 2003. As a result of the examination, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the “A” bonds in the total amount of $588,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. The Company has sufficient net operating loss carryforwards to reduce the tax (cash outlay) to $-0-; however, a charge to operations would be incurred of approximately $200,000 due to the resulting increase in the deferred tax liability. Management intends to vigorously defend itself against this assessment, and believes the risk of loss is reasonably possible. Accordingly, as required by Financial Accounting Standards No. 5, “Accounting for Contingencies”, an accrual is not included in the financial statements at December 31, 2004.
Investment Company Act: Management has taken the position that the Company is not an investment company required to be registered under the Investment Company Act of 1940. If it was established that the Company was an unregistered investment company, there would be a risk, among other material adverse consequences, that the Company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission. The Company would also be unable to enforce contracts with third parties or third parties could seek to obtain rescission of transactions undertaken the period it was established the Company were an unregistered investment company.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
On April 12, 2005, Registrant’s certifying accountant, Clyde Bailey, P.C., resigned as auditor. On April 12, 2005, Killman, Murrell & Company P.C. (“KMC”) was appointed to serve as Registrant’s certifying accountant. As it was disclosed in the Company’s Form 8-K filed on April 12, 2005, during the Registrant’s two most recently completed fiscal years and the subsequent interim period preceding the resignation of Clyde Bailey, P.C., there were no disagreements with Clyde Bailey, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Clyde Bailey, P.C. would have caused it to make reference to the subject matter of the disagreement in connection with any reports it would have prepared on the Registrant’s financial statements. The reports of Clyde Bailey, P.C. on the financial statements of the Company for either of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
On May 17, 2005, KMC resigned as Registrant’s independent auditor. As it was disclosed in the Company’s Form 8-K filed on May 17, 2005 there were no disagreements with KMC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of KMC would have caused it to make reference to the subject matter of the disagreement in connection with any reports it would have prepared on the Registrant’s financial statements. KMC was engaged to audit the Company’s financial statements for the fiscal year ended December 31, 2004 and did not issue any reports on the financial statements of the Company for either of the past two fiscal years. In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2004 KMC advised the Company that there were material weaknesses in its internal controls because of the Company’s lack of a conventional set of formal books and records such as a general ledger where the monthly transactions are recorded. Rather, the Company relies on source documents in the preparation of its financial statements. The Company authorized KMC to respond fully to the inquiries of the successor accountant regarding weaknesses in the Company’s internal controls. Subsequent to KMC’s resignation, the Company hired a contract accountant to prepare a formal general ledger and selected records for the 2004 fiscal year and through the current period.
On July 21, 2005, Registrant engaged Akin, Doherty, Klein & Feuge, P.C. (“ADKF”) as its new independent accountant to audit its financial statements. During the Registrant’s two most recent fiscal years, and the subsequent interim period through July 21, 2005, neither the Registrant, nor someone on its behalf, consulted with ADKF regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B. There are currently no disagreements with ADKF on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of ADKF would cause it to make reference to the subject matter of the disagreement in connection with any reports it has prepared on the Registrant’s financial statements.
ITEM 8A. CONTROLS AND PROCEDURES
As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was made known to them. Since the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
ITEM 8B. OTHER INFORMATION
None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
The directors and executive officers of the Company are as follows:

NAME	AGE	POSITION

Thomas R. Johnson, President and Chief Executive Officer	38	Director
Christopher J. Hall	46	Director
William M. Allen	79	Director
Bryan P Brown	44	Director
Thomas R. Johnson was elected as President, Chief Executive Officer and Director of Call Now, Inc. in November 2001. He has been actively involved with the RDC Bonds for the last five years as an independent fixed-income bond trader and analyst. Mr. Johnson was elected to the Board of Directors of Penson Worldwide, Inc. in August of 2003. Call Now, Inc. currently holds an investment interest in Penson Worldwide, Inc. through our PWI Convertible Notes. He has been actively involved in the financial restructuring of several large-scale multi-family housing developments. He also has been a fixed-income bond analyst and broker for a municipal bond firm from 1989 to 1999.
Christopher J. Hall was the co-founder and co-owner of Howe Solomon and Hall, Inc. (“HSH”) from 1985-1998. HSH was a NASD licensed securities firm founded on Wall Street. In 1998 Mr. Hall left to pursue entrepreneurial efforts which include Call Now, Inc. He became a director in November 2001.
William M. Allen was President of the Company from June 1992 to 1997 and a director from June 1992 and Chairman from February 1997 until he resigned in November of 2001. He has been managing partner of Black Chip Stables from 1982 to date and President of Doric, Inc. from 1985 until its merger with the Company in 1994. He has served as President of Kamm Corporation from 1985 to date. He was Chairman and CEO of Academy Insurance Group from 1975 to 1984.
Bryan P. Brown has served as director since 1997. He was President from 1997 to December 1998. He was previously President of Riverwood, a master planned golf course community in Port Charlotte, Florida. He served as Treasurer of the Mariner Group, Inc. and Assistant Vice President of First Union National Bank and First Republic Bank. He also serves as CEO of the Company’s 80% owned subsidiary, Retama Entertainment Group, Inc.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION.
SUMMARY COMPENSATION TABLE

				Other Annual
Name and Principal Position	Year	Salary	Bonus	Compensation

Thomas R. Johnson	2004	$125,000	-0-	-0-
Chief Executive Officer	2003	$100,000	-0-	-0-
	2002	$100,000	-0-	-0-

William M. Allen	2004	-0-	-0-	$123,200
(Former Chairman, CEO)	2003	-0-	-0-	$134,400
	2002	-0-	-0-	$134,400

Bryan P. Brown	2004	$200,000	-0-	-0-
CEO of Retama Entertainment	2003	$175,000	-0-	-0-
DIRECTOR COMPENSATION
Directors are entitled to a fee of $2,000 for attendance at meetings of the Board of Directors, plus reimbursement for reasonable travel expenses.
Consulting Agreement with William M. Allen — In connection with William M. Allen’s retirement as President and Chief Executive Officer in November 2001, the Company entered into a 3 year consulting agreement providing for the services of Mr. Allen to promote the interests of the Company in connection with thoroughbred horse racing. Mr. Allen receives $11,200 per month. The final payment under the consulting agreement was made in November 2004. The agreement has not been renewed.
EXECUTIVE EMPLOYMENT CONTRACTS
Thomas R. Johnson, President of Call Now, Inc., and Bryan P. Brown, President of Retama Entertainment Group, Inc., as set forth in the Summary Compensation Table have written employment agreements with their respective employer (see Exhibits 10.3 and 10.4). The Board of Directors of each company has established the current base annual salaries of the named executive officers as follows.

Thomas R. Johnson	$125,000

Bryan P. Brown	$200,000
Such employees may receive bonus payments if granted by the respective Board of Directors. As employees, they are eligible to receive employee benefits generally available to all employees of their respective companies.
STOCK OPTIONS
There were no stock options granted during the fiscal year ending December 31, 2004
The following table sets forth the number of stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2004 and the value of unexercised in-the-money options held which represents the positive difference between the exercise price and the market price at fiscal year end.

2004 Fiscal Year Option Values

	Number of	Value of Unexercised
	Unexercised Options	in-the-money Options
Name	At Fiscal Year End	At Fiscal Year End

Thomas R. Johnson	33,334	$158,669
EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2004
     The following table summarizes information about outstanding equity compensation plans as of December 31, 2004.

	Number of		Number of securities
	securities to be	Weighted-	remaining available for
	issued upon	average exercise	future issuance under equity
	exercise of	price of	compensation plans
	outstanding	outstanding	(excluding securities
	options/warrants	options/warrants	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders	33,334	1.59	-0-
Total	33,334	1.59	-0-

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of August 31, 2005, the beneficial ownership of the Company’s Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company’s Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.

			Percent of
	Number of		Outstanding
Name	Shares		Common Stock

Christopher J. Hall	2,541,222	(1)	77.15%
Thomas R. Johnson	60,641	(1)	*
Bryan P. Brown	-0-
William M. Allen	-0-

Officers and Directors as a group (4 Persons)	2,601,863	(1)	78.20%

(1)	Includes stock options held as follows: Christopher J. Hall — 133,334 shares, Thomas R Johnson — 33,334 shares.

*	Less than 2%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
As of December 31, 2004, the Company held an investment $6,600,000 in Penson Worldwide, Inc. in the form of Convertible Promissory Note as detailed in Item 1 and Item 6. In August of 2003, the Company’s President and CEO, Thomas R. Johnson, was elected to the Board of Directors of PWI pursuant to a provision in the PWI Note which required that PWI use its best efforts to appoint a nominee of the Company to PWI’s board of directors. On June 30, 2005, the Company converted the entire principal balance of the PWI Note into 3,283,582 shares of PWI common stock. The Company has maintained an investment account with Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., since 1999. On December 31, 2004, the Company had a margin loan in this account in the amount of $4,587,191, which is collateralized by its marketable securities.
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART IV
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
(a) Certain exhibits listed below are incorporated by reference to previously filed registration statements and reports as indicated in the Incorporated by Reference Note column and notes below.

EXHIBIT	INC. BY
NO.	REF. NOTE	DESCRIPTION
3(a) —	A	Articles of Incorporation of Registrant as filed with the Secretary of State of Nevada on September 3, 1999.

3(b) —	B	Plan of Merger of Call Now, Inc.(Florida) into Call Now, Inc (Nevada).

3(c) —	F	By-Laws of the Registrant

8.7 —	L	Agreement with Barron Chase Securities, Inc.

8.8 —	M	Agreement with Howe, Solomon & Hall Financial, Inc. dated 10/17/96 covering purchase of Retama Development Corp. bonds

8.9 —	N	Agreement with Retama Park Association, Inc., Retama Partners, Ltd. and Retama Park Management Co. L.C. relating to purchase of certain Retama Development Corp. notes.

8.12 —	Q	Management Agreement for Retama Park Racetrack.

8.13 —	R	Agreement with Global Trust and Hemisphere Trust dated May 27, 1999.

8.14 —	S	Agreement for construction services between Retama Development Corporation and William M. Allen.

8.15 —		First Amendment to Management Agreement for Retama Park

8.16 —		Second Amendment to Management Agreement for Retama Park

8.17 —		Third Amendment to Management Agreement for Retama Park

10.1 —	T	Purchase and Sale Agreement dated November 19, 2001 with Robert Buffkin covering sale of Andice Development Corporation.

10.2 —	U	Consulting Agreement with William M. Allen dated November 19, 2001.

10.3 —		Employment Agreement between Call Now, Inc. and Thomas R. Johnson, date November 3, 2003

10.4 —		Employment Agreement between Retama Entertainment Group and Bryan P. Brown, dated March 31, 2004

31.1 —	V	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 —	X	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 (filed herewith)

Incorporation by Reference Notes:
NOTE INCORPORATION BY REFERENCE

A	—	Incorporated by reference to Exhibit 3(a) of Form 10-KSB for the year ended December 31, 1999
B	—	Incorporated by reference to Exhibit 3(b) of Form 10-KSB for the year ended December 31, 1999
L	—	Incorporated by reference to Exhibit 8.9 of Form 10-KSB for year ended December 31, 1996

M	—	Incorporated by reference to Exhibit A of Form 8-K filed November 21, 1996
N	—	Incorporated by reference to Exhibit B of Form 8-K filed November 21, 1996
R	—	Incorporated by reference to Exhibit 8.13 of Form 10-KSB for year ended December 31, 1998.
S	—	Incorporated by reference to Exhibit 8.14 of Form 10-KSB for year ended December 31, 1998.
T	—	Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 8, 2002.
U	—	Incorporated by reference to Exhibit 10.2 of Form 8-K filed February 8, 2002.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Akin, Doherty, Klein & Feuge, P.C. (“Akin”) audited the Company’s financial statements for the year ended December 31, 2004. Clyde Bailey, P.C (“Bailey”) audited the Company’s financial statements for the fiscal year ended December 31, 2003.
Fees related to services performed by Akin and Bailey, respectively, in 2004 and 2003 were as follows:

	2004	2003
Audit Fees (1)	$12,375	$13,770
Audit-Related Fees	0	0
Tax Fees (2)	0	225
All Other Fees	0	0
Total	$12,375	$13,995

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.
The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-KSB for the Company’s 2004 fiscal year. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its independent auditor its independence from the Company.
The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.
Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-KSB for its 2004 fiscal year for filing with the SEC.
Pre-Approval Policies
The Board’s policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company’s independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.
The Board pre-approved all fees described above.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Call Now, Inc.

By: /s/ Thomas R Johnson

Thomas R Johnson
President and Director
September 27, 2005
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ Thomas R Johnson (Principal Executive Officer and Principal Accounting Officer)	President and Director	September 27, 2005

/s/ Christopher J Hall	Director	September 27, 2005

/s/ William M. Allen	Director	September 27, 2005

/s/ Bryan Brown	Director	September 27, 2005