Form 10QSB
period 2005-03-31
CALL NOW INC
filed 2005-10-21
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from _________ to __________
COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of small business issuer in its charter)

NEVADA	65-0337175
(State of Incorporation)	(IRS Employer Identification No.)
1 Retama Parkway, Selma, TX 78154
(Address of principal executive offices)
(210) 651-7145
(Issuer’s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate number of shares issued and outstanding of the issuer’s common stock as of October 21, 2005 was 2,997,552 shares of .001 par value.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current Assets:
Cash and equivalents	$11,619	$18,716
Accounts receivable	131,069	131,069
Marketable securities	551,252	529,002
Other current assets	65,859	49,848

Total current assets	759,799	728,635

Long-Term Assets:
Marketable securities — Retama Development Corp.	1,232,463	1,232,463
Other investments	110,000	—
Notes receivable — affiliate	6,600,000	6,600,000
Notes receivable — others	1,656,669	1,656,669
Interest receivable — affiliate	25,614	25,226
Interest receivable — others	362,364	326,300
Deferred tax asset	235,374	281,074

Total long-term assets	10,222,484	10,121,732

Total Assets	$10,982,283	$10,850,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$118,500	$172,313
Margin loan payable — affiliate	4,685,184	4,587,191

Total current liabilities	4,803,684	4,759,504

Minority Interest in Consolidated Subsidiary	3,614	1,314

Stockholders’ Equity:
Preferred stock, .001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, .001 par value; authorized 16,666,667 shares, 3,160,407 issued and 2,997,552 outstanding	3,160	3,160
Additional paid-in-capital	6,888,286	6,888,286
Treasury stock, at cost, 162,856 shares	(449,750)	(449,750)
Accumulated other comprehensive income	175,886	161,200
Retained earnings (deficit)	(442,597)	(513,347)

Total stockholders’ equity	6,174,985	6,089,549

Total Liabilities and Stockholders’ Equity	$10,982,283	$10,850,367

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$982,081	$981,014
Management fees	60,000	60,000

Total revenues	1,042,081	1,041,014

Expenses
Payroll and payroll related expenses	1,010,581	1,009,314
Other management expenses	20,000	30,256
Corporate general and administrative operations	69,865	115,515

Total expenses	1,100,446	1,155,085

Net Operating (Loss)	(58,365)	(114,071)

Other Income (Expenses)
Interest income — affiliate	148,754	161,221
Interest income — others	55,189	57,594
Gain on sales of marketable securities	21,660	47,819
Other income	—	8,704
Interest expense — affiliate	(56,052)	(107,255)

Total other income	169,551	168,083

Income before minority interest and income taxes	111,186	54,012

Minority interest in income of subsidiary	(2,300)	(182)

Income before income taxes	108,886	53,830

Income tax expense	38,136	5,075

Net Income	$70,750	$48,755

Earnings Per Share

Basic and diluted income per share	$.02	$.02

Weighted average common shares outstanding:
Basic	2,997,552	2,731,995
Dilutive	3,142,895	2,926,270

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$70,750	$48,755
Adjustments to reconcile net income to net cash (used) by operating activities:

Net realized (gains) on sales of marketable securities	(21,660)	(47,819)
Minority interest	2,300	182
Deferred taxes	38,136	5,075
Changes in operating assets and liabilities:
Accounts receivable	—	(46,567)
Other assets	(52,463)	(64,445)
Accounts payable and accrued expenses	(53,813)	25,124

Net Cash (Used) by Operating Activities	(16,750)	(79,695)

Investing Activities
Advances on notes receivable	—	(1,500,000)
Proceeds from sales of available-for-sale marketable securities	2,258,530	2,354,875
Purchase of available-for-sale marketable securities	(2,236,870)	(3,670,307)
Purchases of other investments	(110,000)	—

Net Cash (Used) by Investing Activities	(88,340)	(2,815,432)

Financing Activities
Margin loan proceeds	97,993	2,474,823
Issuance of common stock	—	388,504

Net Cash Provided by Financing Activities	97,993	2,863,327

Net Change in Cash	(7,097)	(31,800)

Cash at beginning of period	18,716	75,578

Cash at End of Period	$11,619	$43,778

Supplemental Disclosure of Cash Flow Information

Interest paid in cash	$56,052	$107,255
Federal income taxes paid in cash	—	—

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION
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
The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current year’s presentation.
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Call Now, Inc. and its 80% owned subsidiary, Retama Entertainment Group Inc. (collectively “the Company” or “Call Now”). All significant inter-company transactions and balances have been eliminated in consolidation.
Marketable Securities: Based on Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting of Certain Investments in Debt and Equity Securities,” the Company classifies its investment portfolio as either held to maturity, available-for-sale, or trading. At March 31, 2005, all of the Company’s marketable securities were available-for-sale except the RDC Series B bonds. The Series B Bonds are carried at cost and classified as held to maturity due to the uncertainty of the payment of interest and principal in the foreseeable future, the subordinate lien on the collateral and the lack of an actively traded market for the bonds. Securities available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
Securities that do not trade in an active market are valued based on the best information available to Management. Impairments are recorded to the Company’s carrying value on at least an annual basis. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

NOTE 2 — STOCK BASED COMPENSATION
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
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net income as reported	$70,750	$48,755

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects — no options awarded in the three months ended March 31, 2005 or 2004	—	—

Pro forma earnings	$70,750	$48,755

Earnings per common share:
Basic, as reported	$0.02	$0.02
Basic, pro forma	0.02	0.02
Diluted, as reported	0.02	0.02
Diluted, pro forma	0.02	0.02
SFAS No. 123R, issued in December 2004, requires the expensing of the fair value of unvested options. SFAS Statement No. 123R will be effective beginning January 1, 2006 for the Company.
NOTE 3 — MARGIN LOAN PAYABLE — PENSON FINANCIAL SERVICES, INC.
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at the brokers call rate plus 2.70% . The balance of the margin loan was $4,685,184 at March 31, 2005 and $4,587,191 at December 31, 2004. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan for the three months ended March 31, 2005 and 2004 of $56,052 and $107,255, respectively.
NOTE 4— EARNINGS PER SHARE
Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended March 31, 2005
Basic EPS:
Net income	$70,750	2,997,552	$0.02
Effect of dilutive options	—	145,343	—

Dilutive EPS	$70,750	3,142,895	$0.02

Three Months Ended March 31, 2004
Basic EPS:
Net income	$48,755	2,731,995	$0.02
Effect of dilutive options	—	194,275	—

Dilutive EPS	$48,755	2,926,270	$0.02

NOTE 5 — RELATED PARTY TRANSACTIONS
The Company has a note receivable from Penson Worldwide, Inc. with a balance of $6,600,000 at March 31, 2005 and December 31, 2004, plus accrued interest. The loan was converted into 3,283,582 shares of Penson Worldwide, Inc. common stock on June 30, 2005. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $4,685,184 at March 31, 2005 and $4,587,191 at December 31, 2004. The President and CEO of Call Now, Inc. is a Director of Penson Worldwide, Inc.
The Company has purchased a limited partnership interest, with a cost basis of $110,000 at March 31, 2005, in a 275-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston.
NOTE 6 — CONTINGENCY
Federal Income Taxes
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
In August 2005, the IRS completed an examination of the Company’s tax returns for the years 2000 through 2003. As a result of the examination, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the “A” bonds in the total amount of $588,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. The Company has sufficient net operating loss carryforwards to reduce the tax (cash outlay) to $-0-; however, a charge to operations would be incurred of approximately $200,000 due to the resulting increase in the deferred tax liability. Management intends to vigorously defend itself against this assessment, and believes the risk of loss is reasonably possible. Accordingly, as required by SFAS No. 5, “Accounting for Contingencies”, this contingency is disclosed, but an accrual is not included in the financial statements at March 31, 2005.

Investment Company Act
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
[ THIS SPACE HAS BEEN LEFT BLANK INENTIONALLY ]

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward Looking Statements
The following discussion and analysis of financial condition and results of operations may contain forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-KSB for the year ended December 31, 2004. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
Overview
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
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008 (the “PWI Note”). PWI is affiliated to the Company as Thomas R. Johnson, President and CEO of Call Now, Inc., is also a Director of both companies. The PWI Note calls for mandatory principal payments in the amount of $400,000 to be paid monthly beginning April 26, 2007 and ending on June 26, 2008. Interest on the note is 5% above the “Broker’s Call Rate” and is paid monthly. The PWI Note also calls for the Company as Noteholder to have the option to convert the entire outstanding principal amount owing to the Noteholder into shares of PWI’s common stock. The conversion price per common share is 2.25 times PWI’s shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003. The conversion price is $2.01 per share. On December 23, 2003 an additional $600,000 was loaned to PWI under similar terms and conditions as the original note. On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into 3,283,582 shares of PWI common stock. (see Valuation of Penson Note Receivable below) On August 10, 2005, PWI filed with the Securities and Exchange Commission (the “SEC”) its initial Form S-1, a form required by the SEC of any company that plans to make a public securities offering, such as an initial public offering of common stock. There can be no assurance that the initial public offering will be sold or, if it is sold, a market for such stock will be established or maintained.
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

Valuation of Marketable Securities
Investments in publicly traded equity securities are generally based on quoted market prices. However, the investments in the RDC Series A and B bonds represent debt securities, as there is no readily available quoted market price as these securities are owned by a limited number of holders. The Series A bonds have been valued based on the underlying value of the collateral (the Retama Park horse track facility). We obtained a complete appraisal of the racetrack land and facilities subsequent to March 31, 2005, and based our valuation of the Series A bonds on our percentage ownership. The Series B bonds are classified as held to maturity and reported at their cost basis of $1,077,463. Based on the appraisal of the real estate and facilities, the net collateral value available for the Series B bonds is sufficient to support the carrying value (cost) of the bonds.
Valuation of Penson Note Receivable
The PWI note receivable is valued at its face amount and is unchanged at March 31, 2005 from December 31, 2004. The note earns a reasonable interest rate, and given the financial strength of Penson, valuation at its face amount is appropriate. On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into PWI common stock, totaling 3,283,582 shares.
Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004
RESULTS OF OPERATIONS
a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months ended March 31, 2005 was $1,042,081 compared to $1,041,014 for the three months ended March 31, 2004. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Consequently, the similarity in revenue for the first quarter of 2005 as compared to the first quarter of 2004 is the result of similar employee needs at the racetrack for the respective periods.
     Interest Income
Interest income for the three months ended March 31, 2005 was $203,943 compared to $218,815 for the three months ended March 31, 2004. The decrease is attributable to interest collected in 2004 on a short term loan that was repaid in May 2004. There were no such loans made in 2005.
b. Expenses
     Cost and Other Expenses of Revenues
Operating expense for the three months ended March 31, 2005 was $1,100,446 compared to $1,155,085 for the three months ended March 31, 2004. The decrease in operating expense in 2005 as compared to 2004 is attributable to a decrease in general and administrative expenses at the parent Company. Specifically, there was a consulting agreement that expired in November 2004 that was not renewed and travel expenses were reduced as a result of the Company’s President relocating to San Antonio in July 2004.
     Income Tax
The income tax expense for the three months ended March 31, 2005 was $38,136 compared to $5,075 for the three months ended March 31, 2004. The increase is due to an increase of income before taxes of $108,886 in 2005 from $53,830 in 2004.
LIQUIDITY AND CAPITAL RESOURCES
During the three months ended March 31, 2005, the Company’s operating activities used cash of $16,750 compared to $79,695 used for the three months ended March 31, 2004. The improvement is largely attributable to the increase in net income and an increase in interest received as compared to interest paid, from 2004 to 2005.
The Company currently has negative working capital as a result of the margin loan that is classified as a short-term liability and investments and notes receivable that are classified as long-term assets. Although the margin loan is short-term, it is an open ended loan that does not carry a defined maturity. Additionally, any sale of the long-term assets would go directly to the payment of the margin loan. Given this relationship and the excess value of the Company’s investments as compared to the margin loan, the Company does not believe that this negatively impacts our continued operations.
As discussed in the preceding paragraph, the Company maintains an investment account that carries a margin loan that is collateralized by the Company’s marketable securities. As of March 31, 2005, the available balance of that margin loan was in excess of $1.5 million. As a result, management of the Company believes that it has adequate financial resources to fund its operations for the next twelve months.
OFF-BALANCE SHEET ARRANGEMENTS
We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt SFAS 123(R) effective January 1, 2006, and it is not expected to have a material effect on its financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets – an amendment of APB Opinion No. 29.” This Statement eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material effect on its financial statements.
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
ITEM 3. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was made known to them. Since the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
[ THIS SPACE HAS BEEN LEFT BLANK INENTIONALLY ]

PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
On March 31, 2005 the Company entered into a partnership agreement to provide approximately forty-six percent (46%) of the equity for the development of a 275-unit luxury apartment complex to be known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The name of the partnership was originally Stone Oak Development, Ltd. and was changed to The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) on April 26, 2005. ECR Ltd. closed on the purchase of the 19.739 acre development site on May 2, 2005. The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”). The Company owns the largest interest in Stone Oak Prime, L.P. (“Limited Partner”) at forty-eight percent (48%). Other partners of the Limited Partner include Thomas R. Johnson, President and CEO of the Company, Christopher J. Hall, the majority shareholder of the Company, and Bryan P. Brown, President of REG. The General Partner is required to fund five percent (5%) of the equity and the Limited Partner is required to fund ninety-five percent (95%).
The total development cost is projected to be $24.5 million and the Company’s equity obligation is projected to be $2.25 million. As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner.
The Estates at Canyon Ridge will be a class “A” luxury community with 100% attached garages featuring private access. The two-story garden style buildings are being designed by Humphreys and Partners. The design of the project will be Humphreys and Partners’ “Big House” concept, whereby each building appears more like a house than a typical garden style apartment building, and each unit is provided an attached one or two car garage. The project will also feature a resort style pool with spa, state of the art fitness center and clubhouse with complete business center, tanning salon and game room.
The developer, Asset Plus Corporation, is a Houston-based, regional investment, development and management company which has been active in the southwest United States since 1986.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Reports on Form 8-K:
None
Exhibits:
Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location
1	10.1	Limited Partnership Agreement dated March 31, 2005, by and between MS Realty Investments II, Ltd. and Stone Oak Prime, L.P.	Attached

2	10.2	Amended and Restated Limited Partnership Agreement dated April 27, 2005, by and between SO Prime, LLC, Call Now, Inc., Bryan P. Brown, Christopher J. Hall, Marilyn Z. Hall, Stephen W. Hall and Nancy Z. Hall, As Tenants by the Entirety, and Thomas R. Johnson	Attached

Exhibit No.	SEC Ref. No.	Title of Document	Location
3	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 Of the Sarbanes-Oxley Act of 2003	Attached

4	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Attached
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Call Now, Inc.

/s/ Thomas R. Johnson
Thomas R. Johnson
Chief Executive Officer and
Chief Financial Officer
October 21, 2005