Form 10QSB
period 2005-06-30
CALL NOW INC
filed 2005-10-31
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from _________ to __________
COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of small business issuer in its charter)

NEVADA	65-0337175
(State of Incorporation)	(IRS Employer Identification No.)
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
Yes ☐       No ☑
The aggregate number of shares issued and outstanding of the issuer’s common stock as of October 31, 2005 was 2,997,552 shares of .001 par value.
Transitional Small Business Disclosure Format: Yes ☐       No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$28,432	$18,716
Accounts receivable	131,069	131,069
Marketable securities	187,001	529,002
Other current assets	23,263	49,848

Total current assets	369,765	728,635

Long-Term Assets:
Marketable securities — Retama Development Corp.	1,232,463	1,232,463
Investment in affiliate	6,600,000	—
Investments, other	1,260,000	—
Notes receivable — affiliate	—	6,600,000
Notes receivable — others	1,656,669	1,656,669
Interest receivable — affiliate	26,445	25,226
Interest receivable — others	398,812	326,300
Deferred tax asset	198,884	281,074

Total long-term assets	11,373,273	10,121,732

Total Assets	$11,743,038	$10,850,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$132,000	$172,313
Margin loan payable — affiliate	5,429,635	4,587,191

Total current liabilities	5,561,635	4,759,504

Minority Interest in Consolidated Subsidiary	3,914	1,314

Stockholders’ Equity:
Preferred stock, .001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, .001 par value; authorized 16,666,667 shares, 3,160,407 issued and 2,997,552 outstanding	3,160	3,160
Additional paid-in-capital	6,888,286	6,888,286
Treasury stock, at cost, 162,856 shares	(449,750)	(449,750)
Accumulated other comprehensive income	101,051	161,200
Retained earnings (deficit)	(365,258)	(513,347)

Total stockholders’ equity	6,177,489	6,089,549

Total Liabilities and Stockholders’ Equity	$11,743,038	$10,850,367

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$1,474,694	$994,474	$2,456,775	$1,975,488
Management fees	60,000	60,000	120,000	120,000

Total revenues	1,534,694	1,054,474	2,576,775	2,095,488

Expenses
Payroll and payroll related expenses	1,503,194	1,022,974	2,513,775	2,032,288
Other management expenses	30,000	30,000	50,000	60,256
Corporate general and administrative operations	98,247	110,967	168,112	226,482

Total expenses	1,631,441	1,163,941	2,731,887	2,319,026

Net Operating (Loss)	(96,747)	(109,467)	(155,112)	(223,538)

Other Income (Expenses)
Interest income — affiliate	159,954	162,214	308,708	323,435
Interest income — others	(782)	37,592	54,407	95,186
Gain on sales of marketable securities	153,167	60,301	174,827	108,120
Other income	—	3,264	—	11,968
Interest expense — affiliate	(62,913)	(62,591)	(118,965)	(169,846)

Total other income	249,426	200,780	418,977	368,863

Income before minority interest and income taxes	152,679	91,313	263,865	145,325

Minority interest in income of subsidiary	(300)	(189)	(2,600)	(371)

Income before income taxes	152,379	91,124	261,265	144,954

Income tax expense	75,040	38,351	113,176	43,426

Net Income	$77,339	$52,773	$148,089	$101,528

Earnings Per Share

Basic and diluted income per share	$.03	$.02	$.05	$.04

Weighted average common shares outstanding:
Basic	2,997,552	2,830,885	2,997,552	2,781,713
Dilutive	3,141,732	3,081,127	3,142,029	3,010,233

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$148,089	$101,528
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Net realized (gains) on sales of marketable securities	(174,827)	(108,120)
Minority interest	2,600	371
Deferred taxes	113,176	43,426
Changes in operating assets and liabilities:
Accounts receivable	—	(79,931)
Other assets	(47,146)	(93,222)
Accounts payable and accrued expenses	(40,313)	59,003

Net Cash Provided (Used) by Operating Activities	1,579	(76,945)

Investing Activities
Advances on notes receivable	—	(1,500,000)
Proceeds on notes receivable	—	1,500,000
Proceeds from sales of available-for-sale marketable securities	2,662,563	3,739,195
Purchase of available-for-sale marketable securities	(2,236,870)	(3,666,309)
Purchases of other investments	(1,260,000)	—

Net Cash Provided (Used) by Investing Activities	(834,307)	72,886

Financing Activities
Margin loan proceeds (repayments), net	842,444	(416,353)
Issuance of common stock	—	388,504

Net Cash Provided (Used) by Financing Activities	842,444	(27,849)

Net Change in Cash	9,716	(31,908)

Cash at beginning of period	18,716	75,578

Cash at End of Period	$28,432	$43,670

Supplemental Disclosure of Cash Flow Information

Interest paid in cash	$118,965	$169,846
Federal income taxes paid in cash	—	—
Conversion of note receivable to investment in affiliate	6,600,000	—

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
Marketable Securities and Investments: Based on Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting of Certain Investments in Debt and Equity Securities,” the Company classifies its investment portfolio as either held to maturity, available-for-sale, or trading. At June 30, 2005, all of the Company’s marketable securities were available-for-sale except the RDC Series B bonds. The Series B Bonds are carried at cost and classified as held to maturity due to the uncertainty of the payment of interest and principal in the foreseeable future, the subordinate lien on the collateral and the lack of an actively traded market for the bonds. Securities available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.
Marketable securities and investments that do not trade in an active market are valued based on the best information available to Management. The investment, others and investment in affiliates are currently valued at cost. Impairments are recorded to the Company’s carrying value on at least an annual basis.

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
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$77,339	$52,773	$148,089	$101,528
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects — no options awarded in the periods ended June 30, 2005 or 2004	—	—	—	—

Pro forma earnings	$77,339	$52,773	$148,089	$101,528

Earnings per common share:
Basic, as reported	$0.03	$0.02	$0.05	$0.04
Basic, pro forma	0.03	0.02	0.05	0.04
Diluted, as reported	0.03	0.02	0.05	0.04
Diluted, pro forma	0.03	0.02	0.05	0.04
SFAS No. 123R, issued in December 2004, requires the expensing of the fair value of unvested options. SFAS Statement No. 123R will be effective beginning January 1, 2006 for the Company.
NOTE 3 — MARGIN LOAN PAYABLE — PENSON FINANCIAL SERVICES, INC.
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at the brokers call rate plus 2.70% . The balance of the margin loan was $5,429,635 at June 30, 2005 and $4,587,191 at December 31, 2004. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan for the three months ended June 30, 2005 and 2004 of $62,913 and $62,591, respectively, and for the six months ended June 30, 2005 and 2004 of $118,965 and $169,846, respectively.

NOTE 4- EARNINGS PER SHARE
Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months Ended June 30, 2005
Basic EPS:
Net income	$77,339	2,997,552	$0.03
Effect of dilutive options	—	144,180	—

Dilutive EPS	$77,339	3,141,732	$0.03

Three Months Ended June 30, 2004
Basic EPS:
Net income	$52,773	2,830,885	$0.02
Effect of dilutive options	—	250,242	—

Dilutive EPS	$52,773	3,081,127	$0.02

Six Months Ended June 30, 2005
Basic EPS:
Net income	$148,089	2,997,552	$0.05
Effect of dilutive options	—	144,477	—

Dilutive EPS	$148,089	3,142,029	$0.05

Six Months Ended June 30, 2004
Basic EPS:
Net income	$101,528	2,781,713	$0.04
Effect of dilutive options	—	228,520	—

Dilutive EPS	$101,528	3,010,233	$0.04

NOTE 5 — RELATED PARTY TRANSACTIONS
The Company had a note receivable from Penson Worldwide, Inc. (PWI) with a balance of $6,600,000 at December 31, 2004, plus accrued interest. The note receivable from PWI was converted into 3,283,582 shares of PWI stock on June 30, 2005, as allowed in the Convertible Promissory Note and Purchase Agreement. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of PWI, with a balance of $5,429,635 at June 30, 2005 and $4,587,191 at December 31, 2004. The President/CEO of Call Now, Inc. is a Director of PWI.
The Company has purchased a limited partnership interest, with a cost basis of $1,260,000 at June 30, 2005, in a 275-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston.

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
In August 2005, the IRS completed an examination of the Company’s tax returns for the years 2000 through 2003. As a result of the examination, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the “A” bonds in the total amount of $588,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. The Company has sufficient net operating loss carryforwards to reduce the tax (cash outlay) to $-0-; however, a charge to operations would be incurred of approximately $200,000 due to the resulting increase in the deferred tax liability. Management intends to vigorously defend itself against this assessment, and believes the risk of loss is reasonably possible. In October 2005, the Company filed a formal appeal with the IRS with respect to the IRS examination. Accordingly, as required by SFAS No. 5, “Accounting for Contingencies”, this contingency is disclosed, but an accrual is not included in the financial statements at June 30, 2005.
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
[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY ]

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
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008 (the “PWI Note”). PWI is affiliated to the Company as Thomas R. Johnson, President and CEO of Call Now, Inc., is also a Director of both companies. The PWI Note calls for the Company as Noteholder to have the option to convert the entire outstanding principal amount owing to the Noteholder into shares of PWI’s common stock. The conversion price per common share is 2.25 times PWI’s shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003. The conversion price is $2.01 per share. On December 23, 2003 an additional $600,000 was loaned to PWI under similar terms and conditions as the original note. On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into 3,283,582 shares of PWI common stock. (see Valuation of Investment in Affiliate) On August 10, 2005, PWI filed with the Securities and Exchange Commission (the “SEC”) its initial Form S-1, a form required by the SEC of any company that plans to make a public securities offering, such as an initial public offering of common stock. There can be no assurance that the initial public offering will be sold or, if it is sold, a market for such stock will be established or maintained.
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
The total development cost is projected to be $24.5 million and the Company’s equity obligation is projected to be $2.25 million. As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At June 30, 2005, the company’s investment totaled $1,260,000.

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
Valuation of Marketable Securities
Investments in publicly traded equity securities are generally based on quoted market prices. However, the investments in the RDC Series A and B bonds represent debt securities and there is no readily available quoted market price as these securities are owned by a limited number of holders. The Series A bonds have been valued based on the underlying value of the collateral (the Retama Park horse track facility). During the quarter ended June 30, 2005, we obtained a complete appraisal of the racetrack land and facilities and based our valuation of the Series A bonds on our percentage ownership. The Series B bonds are classified as held to maturity and reported at their cost basis of $1,077,463. Based on the appraisal of the real estate and facilities, the net collateral value available for the Series B bonds is sufficient to support the carrying value (cost) of the bonds.
Valuation of Investment in Affiliate
On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI note receivable into PWI common stock, totaling 3,283,582 shares. The PWI common stock is valued at the Company’s cost basis of $6,600,000 and is unchanged at June 30, 2005 from December 31, 2004. Based on the financial strength of PWI and the private sale of additional PWI common stock to a third party subsequent to the Company’s investment, the Company’s management believes the valuation of the PWI common stock is appropriate.
Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004
RESULTS OF OPERATIONS
a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months ended June 30, 2005 was $1,534,694 compared to $1,054,474 for the three months ended June 30, 2004. Revenue for the six months ended June 30, 2005 was $2,576,775 compared to $2,095,488 for the six months ended June 30, 2004. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of

REG’s payroll expenses. Typically, Retama Park hosts an annual Quarter Horse race meet from April through June, however, due to the Breeder’s Cup that was held at Lone Star Park in Dallas, TX in 2004, there was a restructuring of the race schedules for all racetracks in Texas, and the Quarter Horse meet was suspended in 2004. The spring Quarter Horse meet resumed running in 2005. Consequently, the lack of a Quarter Horse meet in 2004 reduced the staffing level at Retama Park and the amount to be reimbursed to REG. With the resumption of the meet, staffing levels were increased in 2005, and the payroll reimbursement also increased in 2005 as compared to 2004.
     Interest Income
Interest income for the three months and six months ended June 30, 2005 were $159,172 and $363,115, respectively. Interest income for the three months and six months ended June 30, 2004 were $199,806 and $418,621, respectively. The decrease in both the three month and six month comparison is largely attributable to interest collected in 2004 on a short term loan that was repaid in May 2004. There were no such loans made in 2005.
b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months ended June 30, 2005 was $1,631,441 compared to $1,163,941 for the three months ended June 30, 2004. Operating expenses for the six months ended June 30, 2005 was $2,731,887 compared to $2,319,026 for the six months ended June 30, 2004. The decrease in operating expenses for both the three month and six month period as compared to the prior year is largely attributed to the fact that there was not a Quarter Horse meet run at Retama Park in 2004. The effect on the Company’s operating expenses is the same as detailed in the revenue discussion from the prior section. Additionally, the Company realized some savings in general and administrative expenses in 2005. Specifically, there was a consulting agreement that expired in November 2004 that was not renewed and travel expenses were reduced as a result of the Company’s President relocating to San Antonio in July 2004.
     Income Tax
The income tax expense for the three months and six months ended June 30, 2005 was $75,040 and $ 113,176, respectively. This compares to the income tax expense for the three months and six months ended June 30, 2004 of $38,351 and $43,426, respectively. The increase in income tax is due to an improvement in income before taxes.
LIQUIDITY AND CAPITAL RESOURCES
During the six months ended June 30, 2005, the Company’s operating activities provided cash of $1,579 compared to $76,945 used for the six months ended June 30, 2004. The improvement is largely attributable to the increase in net income and the corresponding increase in deferred taxes as compared to interest paid, from 2004 to 2005.
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
As discussed in the preceding paragraph, the Company maintains an investment account that carries a margin loan that is collateralized by the Company’s marketable securities. As of June 30, 2005, the available balance of that margin loan was in excess of $1.0 million. As a result, management of the Company believes that it has adequate financial resources to fund its operations for the next twelve months.

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

PART II
ITEM 6. EXHIBITS
Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of the Principal Executive Officer and Attached Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Call Now, Inc.
/s/ Thomas R. Johnson
Thomas R. Johnson
Principal Executive Officer and
Principal Financial Officer
October 31, 2005