Form 10QSB
period 2005-09-30
CALL NOW INC
filed 2005-11-14
CIK 869484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from                                          to
COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA (State of Incorporation)	65-0337175 (IRS Employer Identification No.)
1 Retama Parkway, Selma, TX 78154
(Address of principal executive offices)
(210) 651-7145
(Issuer’s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate number of shares issued and outstanding of the issuer’s common stock as of November 14, 2005 was 3,130,886 shares of $.001 par value.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current Assets:
Cash and equivalents	$52,620	$18,716
Accounts receivable	191,069	131,069
Marketable securities	258,976	529,002
Other current assets	34,126	49,848

Total current assets	536,791	728,635

Long-Term Assets:
Marketable securities — Retama Development Corp.	1,227,463	1,232,463
Investment in affiliate	6,600,000	—
Investments – other	1,260,000	—
Notes receivable – affiliate	—	6,600,000
Notes receivable – others	1,656,669	1,656,669
Interest receivable – affiliate	—	25,226
Interest receivable – others	436,057	326,300
Deferred tax asset	224,725	281,074

Total long-term assets	11,404,914	10,121,732

Total Assets	$11,941,705	$10,850,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$185,141	$172,313
Margin loan payable — affiliate	5,645,504	4,587,191

Total current liabilities	5,830,645	4,759,504

Minority Interest in Consolidated Subsidiary	4,214	1,314

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,160,407 issued and 2,997,552 outstanding	3,160	3,160
Additional paid-in-capital	6,888,286	6,888,286
Treasury stock, at cost, 162,855 shares	(449,750)	(449,750)
Accumulated other comprehensive income	145,939	161,200
Retained earnings (deficit)	(480,789)	(513,347)

Total stockholders’ equity	6,106,846	6,089,549

Total Liabilities and Stockholders’ Equity	$11,941,705	$10,850,367

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$1,580,554	$1,619,780	$4,037,329	$3,595,268
Management fees	60,000	60,000	180,000	180,000

Total revenues	1,640,554	1,679,780	4,217,329	3,775,268

Expenses
Payroll and payroll related expenses	1,609,054	1,671,584	4,122,829	3,703,872
Other management expenses	30,000	30,000	80,000	90,256
Corporate general and administrative operations	106,034	121,842	274,146	348,324

Total expenses	1,745,088	1,823,426	4,476,975	4,142,452

Net Operating (Loss)	(104,534)	(143,646)	(259,646)	(367,184)

Other Income (Expenses)
Interest income – affiliate	—	134,078	308,708	457,513
Interest income – others	47,602	48,798	102,009	143,984
Gain on sales of marketable securities	3,963	—	178,790	108,120
Other income	—	20,816	—	32,784
Interest expense – affiliate	(111,227)	(16,811)	(230,192)	(186,657)

Total other income (expense)	(59,662)	186,881	359,315	555,744

Income (loss) before minority interest and income taxes	(164,196)	43,235	99,669	188,560

Minority interest in income of subsidiary	(300)	(192)	(2,900)	(563)

Income (loss) before income taxes	(164,496)	43,043	96,769	187,997

Income tax expense (benefit)	(48,965)	1,980	64,211	45,406

Net Income (Loss)	$(115,531)	$41,063	$32,558	$142,591

Earnings Per Share
Basic and diluted income per share	$(0.04)	$.01	$.01	$.05

Weighted average common shares outstanding:
Basic	2,997,552	2,830,885	2,997,552	2,798,284
Dilutive	2,997,552	3,075,855	3,141,741	3,032,970

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$32,558	$142,591
Adjustments to reconcile net income to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(178,790)	(108,120)
Minority interest	2,900	563
Deferred taxes	56,349	45,406
Changes in operating assets and liabilities:
Accounts receivable	(60,000)	(140,000)
Other assets	(60,947)	(141,998)
Accounts payable and accrued expenses	12,828	117,123

Net Cash (Used) by Operating Activities	(195,102)	(84,435)

Investing Activities
Advances on notes receivable	—	(2,035,850)
Proceeds on notes receivable	—	1,500,000
Proceeds from sales of available-for-sale marketable securities	2,667,563	3,739,195
Purchase of available-for-sale marketable securities	(2,236,870)	(3,733,759)
Purchases of other investments	(1,260,000)	—

Net Cash (Used) by Investing Activities	(829,307)	(530,414)

Financing Activities
Margin loan proceeds (repayments), net	1,058,313	206,031
Issuance of common stock	—	388,504

Net Cash Provided by Financing Activities	1,058,313	594,535

Net Change in Cash	33,904	(20,314)

Cash at beginning of period	18,716	75,578

Cash at End of Period	$52,620	$55,264

Supplemental Disclosure of Cash Flow Information

Interest paid in cash	$230,192	$186,657
Federal income taxes paid in cash	—	—
Conversion of note receivable to investment in affiliate	6,600,000	—

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
NOTE 1 – BASIS OF PRESENTATION
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
Marketable Securities and Investments: Based on Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting of Certain Investments in Debt and Equity Securities,” the Company classifies its investment portfolio as either held to maturity, available-for-sale, or trading. At September 30, 2005, all of the Company’s marketable securities were available-for-sale except the RDC Series B bonds. The Series B Bonds are carried at cost and classified as held to maturity due to the uncertainty of the payment of interest and principal in the foreseeable future, the subordinate lien on the collateral and the lack of an actively traded market for the bonds. Securities available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.
Marketable securities and investments that do not trade in an active market are valued based on the best information available to Management. The investment, others and investment in affiliates are currently valued at cost. Impairments are recorded to the Company’s carrying value on at least an annual basis.

NOTE 2 – STOCK BASED COMPENSATION
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income as reported	$(115,531)	$41,063	$32,558	$142,591

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects – no options awarded in the periods ended September 30, 2005 or 2004	—	—	—	—

Pro forma earnings	$(115,531)	$41,063	$32,558	$142,591

Earnings per common share:
Basic, as reported	$(0.04)	$0.01	$0.01	$0.05
Basic, pro forma	(0.04)	0.01	0.01	0.05
Diluted, as reported	(0.04)	0.01	0.01	0.05
Diluted, pro forma	(0.04)	0.01	0.01	0.05
SFAS No. 123R, issued in December 2004, requires the expensing of the fair value of unvested options and will be effective beginning January 1, 2006 for the Company.
NOTE 3 – MARGIN LOAN PAYABLE – PENSON FINANCIAL SERVICES, INC.
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at the brokers call rate plus 2.70% . The balance of the margin loan was $5,645,504 at September 30, 2005 and $4,587,191 at December 31, 2004. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan for the three months ended September 30, 2005 and 2004 of $111,227 and $16,811, respectively, and for the nine months ended September 30, 2005 and 2004 of $230,192 and $186,657, respectively.

NOTE 4 – EARNINGS PER SHARE
Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended September 30, 2005
Basic EPS:
Net income (loss)	$(115,531)	2,997,552	$(0.04)
Effect of dilutive options	—	—	—

Dilutive EPS	$(115,531)	2,997,552	$(0.04)

Three Months Ended September 30, 2004
Basic EPS:
Net income	$41,063	2,830,885	$0.01
Effect of dilutive options	—	244,970	—

Dilutive EPS	$41,063	3,075,855	$0.01

Nine Months Ended September 30, 2005
Basic EPS:
Net income	$32,558	2,997,552	$0.01
Effect of dilutive options	—	144,189	—

Dilutive EPS	$32,558	3,141,741	$0.01

Nine Months Ended September 30, 2004
Basic EPS:
Net income	$142,591	2,798,284	$0.05
Effect of dilutive options	—	234,686	—

Dilutive EPS	$142,591	3,032,970	$0.05

NOTE 5 – RELATED PARTY TRANSACTIONS
The Company had a note receivable from Penson Worldwide, Inc. (PWI) with a balance of $6,600,000 at December 31, 2004, plus accrued interest. The note receivable from PWI was converted into 3,283,582 shares of PWI stock on June 30, 2005, as allowed in the Convertible Promissory Note and Purchase Agreement. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of PWI, with a balance of $5,645,504 at September 30, 2005 and $4,587,191 at December 31, 2004. The President/CEO of Call Now, Inc. is a Director of PWI.
The Company has purchased a limited partnership interest, with a cost basis of $1,260,000 at September 30, 2005, in a 275-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston.

NOTE 6 – CONTINGENCY
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
In August 2005, the IRS completed an examination of the Company’s tax returns for the years 2000 through 2003. As a result of the examination, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the “A” bonds in the total amount of $588,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. The Company has sufficient net operating loss carryforwards to reduce the tax (cash outlay) to $-0-; however, a charge to operations would be incurred of approximately $200,000 due to the resulting increase in the deferred tax liability. In October 2005, the Company filed a formal appeal with the IRS with respect to the IRS examination. Accordingly, as required by SFAS No. 5, “Accounting for Contingencies”, this contingency is disclosed, but an accrual is not included in the financial statements at September 30, 2005.
Investment Company Act
Management has taken the position that the Company is not an investment company required to be registered under the Investment Company Act of 1940. If it was established that the Company was an unregistered investment company, there would be a risk, among other material adverse consequences, that the Company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission. The Company would also be unable to enforce contracts with third parties or third parties could seek to obtain rescission of transactions undertaken in the period it was established that the Company was an unregistered investment company.
[ THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY ]

ITEM 2. MANAGEMENT’S DISCUSSION AND ANANLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
The total development cost is projected to be $24.5 million and the Company’s equity obligation is projected to be $2.25 million. As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At September 30, 2005, the Company’s investment totaled $1,260,000.

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
Valuation of Investment in Affiliate
On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI note receivable into PWI common stock, totaling 3,283,582 shares. The PWI common stock is valued at the Company’s cost basis of $6,600,000 and is unchanged at September 30, 2005 from December 31, 2004. Based on the financial strength of PWI and the private sale of additional PWI common stock to a third party subsequent to the Company’s investment, the Company’s management believes the valuation of the PWI common stock is appropriate.
Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004
RESULTS OF OPERATIONS
a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months ended September 30, 2005 was $1,580,554 compared to $1,619,780 for the three months ended September 30, 2004. Revenue for the nine months ended September 30, 2005 was $4,037,329 compared to $3,595,268 for the nine months ended September 30, 2004. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Typically, Retama Park hosts an annual Quarter Horse race meet from April through June, however, due to the Breeder’s Cup that was held at Lone Star Park in Dallas, TX in 2004, there was a restructuring of the race schedules for all racetracks in Texas, and the Quarter Horse meet was suspended in 2004. The spring Quarter Horse meet resumed running in 2005. Consequently, the lack of a Quarter Horse meet in 2004 reduced the staffing level at Retama Park and the amount to be reimbursed to REG. With the resumption of the meet, staffing levels were increased in 2005, and the payroll reimbursement also increased in 2005 as compared to 2004.
     Interest Income
Interest income for the three months and nine months ended September 30, 2005 were $47,602 and $410,717, respectively. Interest income for the three months and nine months ended September 30, 2004 were $182,876 and $601,497, respectively. The decrease in both the three month and nine month comparison is largely attributable to the Company’s conversion of the $6,600,000 PWI Note on June 30, 2005 into PWI common stock. The PWI Note paid interest of 5% over “Broker’s Call Rate”. Additionally, there was interest collected in 2004 on a short term loan that was repaid in May 2004. There were no such loans made in 2005.
b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months ended September 30, 2005 was $1,745,088 compared to $1,823,426 for the three months ended September 30, 2004. Operating expenses for the nine months ended September 30, 2005 was $4,476,975 compared to $4,142,452 for the nine months ended September 30, 2004. The change in operating expenses for the three and nine month period ending September 30, 2005 as compared to the same period in 2004 is partially attributed to the fact that there was not a Quarter Horse meet run at Retama Park in 2004. The effect on the Company’s operating expenses is the same as detailed in the revenue discussion from the Revenue section. Additionally, the Company realized some savings in general and administrative expenses in 2005. Specifically, there was a consulting agreement that expired in November 2004 that was not renewed and travel expenses were reduced as a result of the Company’s President relocating to San Antonio in July 2004.
     Income Tax
The income tax benefit for the three months ended September 30, 2005 was $48,965 compared to an income tax expense of $1,980 for the three months ended September 30, 2004. This is a direct result of the Company generating a income for this period in 2004 compared to a loss in 2005. The income tax expense for the nine months ended September 30, 2005 and September 30, 2004 was $64, 211 and $45,406, respectively. The increase in income tax expense is largely attributable to timing differences of non-deductible expenses.
LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended September 30, 2005, the Company’s operating activities used cash of $195,102 compared to $84,435 used for the nine months ended September 30, 2004. The increase in cash used for operating activities is due to a decrease in net income and an increase in the gains realized on the sale of marketable securities.
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
As discussed in the preceding paragraph, the Company maintains an investment account that carries a margin loan that is collateralized by the Company’s marketable securities. As of September 30, 2005, the available balance of that margin loan was in excess of $1.0 million. As a result, management of the Company believes that it has adequate financial resources to fund its operations for the next twelve months.
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
November 14, 2005