Form 10KSB
period 2005-12-31
CALL NOW INC
filed 2006-03-29
CIK 869484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005
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
COMMON STOCK, $.001 par value per share
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) February 22, 2006 was $2,742,505.
Indicate by check mark whether the issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act. ☐
State issuer’s revenues for year ended December 31, 2005: $5,195,279.
The number of shares outstanding of the issuer’s common equity is: 3,130,885 shares of common stock, as of February 22, 2006.
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
The primary operation of the Company is the management of Retama Park racetrack (“Retama Park”) in Selma, Texas, through an 80% owned subsidiary, Retama Entertainment Group, Inc. (“REG”). Retama Park is owned by the Retama Development Corporation (the “RDC”). The RDC has an agreement with REG to operate and manage Retama Park. The RDC, as owner of the facility, reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee.
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
On April 7, 1997, the Company acquired the balance of the RDC bonds for a total cost of $3,187,728. At            December 31, 1997 the Company’s total holdings of RDC bonds were: (a) 1997 Series A 7% bonds - $7,000,000 and (b) 1997 Series B 8% bonds — $86,925,000.
In late 1997 the Company, in conjunction with Retama Partners, the holder of the racing license for Retama Park Racetrack, formed REG, a management company created to assume management responsibilities at Retama Park. REG is an 80% owned subsidiary of the Company. On December 1, 1997 REG negotiated a management agreement with the RDC to operate and manage the racetrack. This contract extends through November 1, 2010.
The Company, in association with other Texas racing interests, continues to pursue a legislative agenda that would allow for additional forms of gaming at Texas racetracks. There can be no assurance that this effort will be successful.
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008 (the “PWI Note”). PWI is affiliated to the Company as Thomas R. Johnson, President and CEO of Call Now, Inc., is also a Director of both companies. The PWI Note called for mandatory principal payments in the amount of $400,000 to be paid monthly beginning April 26, 2007 and ending on June 26, 2008. Interest on the note was 5% above the “Broker’s Call Rate” was paid monthly. The PWI Note also called for the Company to have the option to convert the entire outstanding principal amount into shares of PWI’s common stock. The conversion price per common share was 2.25 times PWI’s shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003. The conversion price was $2.01 per share. On December 23, 2003 an additional $600,000 was loaned to PWI under similar terms and conditions as the original note.

On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into 3,283,582 shares of PWI common stock, which represents approximately 9.01% of PWI’s total outstanding common stock.
The Company has maintained an investment account with Penson Financial Services, Inc., a wholly owned subsidiary of PWI, since 1999. On December 31, 2005, the Company had a margin loan in this account in the amount of $10,619,017, which is collateralized by its marketable securities.
On March 31, 2005 the Company entered into a partnership agreement to provide approximately 46% of the equity for the development of a 275-unit luxury apartment complex to be known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) closed on the purchase of the 19.739 acre development site on May 2, 2005. The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”). The Company owns the largest interest in Stone Oak Prime, L.P. (“Limited Partner”) at 48%. Other partners of the Limited Partner include Thomas R. Johnson, President, CEO and Director of the Company, Christopher J. Hall, the majority shareholder and Director of the Company, and Bryan P. Brown, President of REG and Director of the Company. The General Partner is required to fund 5% of the equity and the Limited Partner is required to fund 95%.
The total development cost is projected to be $24.5 million and the Company’s equity obligation is projected to be $2.25 million. As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General Partner and fifty 50% to the Limited Partner. As of December 31, 2005, the Company’s investment totaled $1,260,000.
EMPLOYEES
The Company has approximately 210 full-time employees, including 4 executive employees. This includes the employees of our 80% owned subsidiary, Retama Entertainment Group, Inc., which operates and manages the Retama Park racetrack.
AVAILABLE INFORMATION
Copies of the Company’s Form 10-KSB and proxy statement may be obtained by notifying the Company in writing at its physical address.
ITEM 2. DESCRIPTION OF PROPERTY
The Company has offices of approximately 265 square feet at Retama Park in space leased from the Retama Development Corporation on a month-to-month basis.
The Company has an equity interest in a partnership developing a 275-unit apartment complex which is further described above in Item 1.
ITEM 3. LEGAL PROCEEDINGS.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
On December 12, 2005, the Company held its annual meeting of stockholders.
At the meeting:
William M. Allen, Bryan P. Brown, Christopher J. Hall and Thomas R. Johnson were elected to the Board of Directors. All nominees received approximately 2,770,023 “for” votes, 0 “against” votes, with 1,952 “abstaining”

or “withheld”.
The recommendation of the selection of Akin, Doherty, Klein & Feuge, P.C. as the Company’s independent auditors for the year ending December 31, 2005 was ratified by a vote of approximately 2,771,957 “for” votes, 0 “against” votes, and 18 “abstaining”.
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

FISCAL YEAR 2004	HIGH BID	LOW BID

1st Quarter	$5.50	$2.25
2nd Quarter	8.15	3.50
3rd Quarter	7.95	4.00
4th Quarter	7.45	4.50

FISCAL YEAR 2005	HIGH BID	LOW BID

1st Quarter	$7.55	$6.10
2nd Quarter	7.50	4.75
3rd Quarter	6.25	4.75
4th Quarter	7.25	6.25
The Company has never declared or paid cash or stock dividends and has no present plans to pay any such dividends in the foreseeable future. There are no restrictions that limit the Company’s ability to pay dividends. As of February 22, 2006 there were approximately 331 registered holders of record of the Company’s common stock.
Recent Sales of Unregistered Securities
The following provides information concerning all sales of our securities which the Company made in the year ended December 31, 2005 which were not registered under the Securities Act of 1933.
In the quarter ended December 31, 2005, the Company sold 133,334 shares of our common stock to the following two accredited investors for $150,000 ($1.125 per share) pursuant to the exercise of stock options approved for issuance by the board of directors. The shareholders who purchased the forgoing shares, both of whom are Directors of the Company, signed a subscription agreement acknowledging that the shares were not registered under the Securities Act of 1933, and could only be sold under a registration or exemption from registration. Each certificate for such shares contains a restrictive legend concerning the foregoing restrictions on transfer and a stop transfer order has been lodged against such shares.

Stockholder	Shares

Thomas R. Johnson	33,334

Christopher J. Hall	100,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Retama Park Racetrack
Management
The Company is primarily engaged in the operation and management of Retama Park, a horse racetrack located in Selma, TX just outside of San Antonio, through our 80% owned subsidiary, Retama Entertainment Group, Inc. (“REG”). REG is responsible for all of the day-to-day operational activities at Retama Park including: the presentation of a Quarter Horse Meet in the Spring and a Thoroughbred Meet in late Summer and Fall; daily simulcasting of other racetracks from around the country; the operation of all food and beverage outlets that include a Turf and Field Club, fine dining, a sports bar and concession stands; all regulatory responsibilities with the Texas Racing Commission; and the pursuit of additional legislation from the Texas Legislature that would be favorable to Retama Park, such as other forms of gaming.
The facility and real estate are owned by the Retama Development Corporation (the “RDC”), a municipal subdivision of the city of Selma, TX, and it is encumbered by $93,495,000 face amount of debt that is discussed in greater detail below in the Bonds section. All personnel at the racetrack are employees of REG. As a result, it is only the payroll costs of the personnel that are reimbursed by the RDC to the Company. REG also receives a $20,000 per month management fee from the RDC. It is important to note that the financial performance of Retama Park does not directly impact, and is not included in, the Company’s financial statements.
Bonds
In addition to the management relationship, the Company also maintains a substantial investment in the facility through holdings of a portion of the Retama Development Corporation Special Facilities Revenue Refunding Bonds.
The Company owns both Senior Series A Bonds and Subordinate Series B Bonds as detailed in the chart below.

Retama Development Corporation Special	Senior	Subordinate
Facilities Revenue Bonds, Dated 1997	Series A Bonds	Series B Bonds
	7% due 9/1/33	8% due 9/1/33

Total Bonds Outstanding at December 31, 2005	$6,510,000	$86,925,000
Bonds owned by Call Now, Inc. at December 31, 2005	$150,000	$43,962,500
Carrying Value of Call Now, Inc. position at December 31, 2005 as reported on the balance sheet	$150,000	$1,077,463
The Series A bonds are subject to an annual mandatory sinking fund redemption. As of December 31, 2005, a total of $490,000 of the original $7,000,000 Series A bonds have been redeemed through the sinking fund. The Company recognizes a carrying value on the balance sheet at face value, or $150,000.
With respect to the Series B bonds, and in accordance with FAS 115, the Company has evaluated the limited available market, the uncertainty of principal or interest payments to be made in the foreseeable future and the subordinated lien on the collateral, and has concluded that the Series B bonds should be classified as “held-to-maturity” for accounting purposes on our balance sheet. As a result of this classification, the Series B bonds are carried at the cost basis of the bonds. Based on an independent appraisal obtained in June 2005 of Retama Park’s land and improvements, the Company does not believe that this asset is impaired.
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
The investment in PWI was made in the form of a convertible promissory note maturing on June 26, 2008 (the “PWI Note”). The PWI Note called for mandatory principal payments in the amount of $400,000 to be paid monthly beginning April 26, 2007 and ending on June 26, 2008. Interest on the note was 5% above the “Broker’s Call Rate” to be paid monthly. The PWI Note also called for the Company as noteholder to have the option to convert the entire outstanding principal amount into shares of PWI’s common stock. The conversion price per common share was 2.25 times PWI’s shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003. The conversion price was $2.01 per share. On December 23, 2003, an additional $600,000 was loaned to PWI under similar terms and conditions as the original note.
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
On August 10, 2005, PWI filed with the Securities and Exchange Commission (the “SEC”) its initial Form S-1, a document required by the SEC to allow PWI to make a public securities offering. If PWI successfully comes to market with an Initial Public Offering (“IPO”), the Company’s valuation of PWI’s common stock would be adjusted from its cost to the fair market value of the publicly traded PWI common stock. At December 31, 2005, the book value per share of PWI common stock is in excess of the Company’s cost per share and impairment is not considered necessary.
The Estates at Canyon Ridge
On March 31, 2005 the Company entered into a partnership agreement to provide approximately 46% of the equity for the development of a 275-unit luxury apartment complex to be known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) closed on the purchase of the 19.739 acre development site on May 2, 2005. The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”). The Company owns the largest interest in Stone Oak Prime, L.P. (“Limited Partner”) at 48%. Other partners of the Limited Partner include Thomas R. Johnson, President, CEO and director of the Company, Christopher J. Hall, the majority shareholder and director of the Company, and Bryan P. Brown, CEO of Retama Entertainment Group, Inc. and director of the Company. The General Partner is required to fund 5% of the equity and the Limited Partner is required to fund 95%.
The total development cost is projected to be $24.5 million and the Company’s equity obligation is projected to be $2.25 million. As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General Partner and 50% to the Limited Partner. At December 31, 2005, the Company’s investment totaled $1,260,000.
Investment Company
The Company has taken the position that it is not an investment company required to be registered under the Investment Company Act of 1940 (the “1940 Act”), based on one or more applicable exemptions thereunder. It has come to our attention we may be subject to regulation as an investment company under the 1940 Act because of its investment securities holdings. If the Company were deemed to be an investment company under the 1940 Act, the Company would be required to register as an investment company, unless an exemption is available. In such event, the Company would incur significant registration and regulatory compliance costs and could become subject to liability under the 1940 Act, the Securities Act of 1933, the Securities Exchange Act of 1934 and rules and regulations adopted thereunder.
If the Company were deemed an investment company under the 1940 Act and failed to qualify for an exemption, the Company would have to modify how it conducts business in order to conform to the Act. The 1940 Act places significant restrictions on the capital structure and corporate governance of a registered investment company, and materially restricts its ability to conduct transactions with affiliates. Such changes would have a material adverse affect on the Company’s business, results of operations and financial condition.
In addition, if the Company were deemed to have been an investment company and did not register under the 1940 Act, it would be in violation of the 1940 Act and the Company would be prohibited from engaging in business or certain other types of transactions and could be subject to civil and criminal actions for doing so. In addition, the Company’s contracts would be voidable and a court could appoint a receiver to take control and liquidate it.
There can be no assurance that an exemption from the registration requirements of the 1940 Act will be available to the Company on a continuing basis. The Company is currently consulting with legal counsel and evaluating alternatives to ensure that it complies with applicable law.
Critical Accounting Policies
General
Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions, as well as reliance on independent appraiser reports on the valuation of certain debt securities. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions.
Valuation of Marketable Securities
Investments in equity securities are generally based on quoted market prices. However, the investments in the RDC Series A and B bonds represent debt securities, and there is no readily available quoted market price as these securities are owned by a limited number of holders. The Series A bonds are classified as available-for-sale and have been valued at their face value as supported by the underlying value of the collateral (the Retama Park racetrack facility). We obtained a complete appraisal of the racetrack land and improvements in June 2005, and based our valuation of the Series A bonds on our percentage ownership. The Series B bonds are classified as held-to-maturity and reported at their cost basis of $1,077,463. Based on the appraisal of the real estate and improvements, the net collateral value available for the Series B bonds is sufficient to support the carrying value (cost) of the bonds.
Valuation of Penson Common Stock
The PWI common stock is valued at the original investment in the PWI Convertible Note of $6,600,000 and is unchanged at December 31, 2005 from the prior year. On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the original PWI Note into PWI common stock, totaling 3,283,582 shares. At December 31, 2005, the book value per share of the PWI common stock is in excess of the Company’s basis per share and impairment is not considered necessary.
Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO 2004
RESULTS OF OPERATIONS
a. Revenues and Other Income
     Revenue
The Company’s revenue for the year ended December 31, 2005 was $5,195,279 compared to $4,742,582 for the year ended December 31, 2004. The increase is largely attributed to the fact that there was not a Quarter Horse meet held at Retama Park in 2004 due to the changes in the Texas racing schedule needed to accommodate the Breeder’s Cup in Dallas, TX.
     Interest Income
Interest income for the year ended December 31, 2005 was $576,128 compared to $797,341 for the year ended December 31, 2004. The decrease was due primarily to the conversion of the PWI Note to PWI common stock on June 30, 2005. The PWI Note was a debt instrument that paid interest on a monthly basis and the PWI common stock is an equity instrument that currently does not pay any interest or dividends. Interest income was also derived from several municipal bond issues including the RDC Series A bonds. There was no interest accrued on the RDC Series B bonds as there have been no interest or principal payments made on the RDC Series B bonds and the likelihood of the collection of any interest in the future is uncertain.
b. Expenses
     Cost and Other Expenses of Revenues
Operating expense for the year ended December 31, 2005 was $5,591,148 compared to $5,319,617 for the year ended December 31, 2004. The increase in operating expense in 2005 as compared to 2004 is also largely attributable to the fact that a Quarter Horse meet was not held at Retama Park in 2004. The lack of a Quarter Horse meet reduces the number of employees needed throughout the year and, therefore, directly reduces the operating expenses of REG. The increase in payroll expense was partially offset by a reduction in expenses at the parent company, Call Now, Inc., level.
     Income Tax
The income tax benefit for 2005 was $12,664 compared to the income tax expense of $79,459 in 2004. The income tax benefit compared to the income tax expense is due to a loss realized in 2005 compared to income realized in 2004.
LIQUIDITY AND CAPITAL RESOURCES
During the year ended December 31, 2005, the Company’s operating activities used cash of $458,798 compared to $155,593 used for the year ended December 31, 2004. The increase in cash used for operating activities is largely attributed to realizing a net loss in 2005 as compared to net income in 2004. A reduction in accounts payable from 2004 to 2005 also had an effect.
The Company has negative working capital as a result of the margin loan that is classified as a current liability and investments that are classified as long-term assets. Although the margin loan is short-term, it is an open ended loan that does not carry a defined maturity. Additionally, any sale of the long-term investments would go directly to reduce the balance of the margin loan. Given this relationship, and the excess value of the Company’s investments as compared to the margin loan, the Company does not believe this negative working capital impacts our continuing operations.
As discussed in Note 5 to the audited financial statements and in the preceding paragraph, the Company maintains an investment account that carries a margin loan that is collateralized by the Company’s marketable securities. As of December 31, 2005 the available balance of that margin loan was in excess of $1.0 million. As a result, management of the Company believes it has adequate financial resources to fund its operations for the current fiscal year.
OFF-BALANCE SHEET ARRANGEMENTS
We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
On December 16, 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt SFAS 123R effective January 1, 2006.
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
RISKS RELATED TO OUR BUSINESS
Concentration of Operations of Subsidiary
Our 80% owned subsidiary, Retama Entertainment Group, Inc. provides management services to Retama Park racetrack, a Class 1 horseracing facility located in Selma, TX. The management contract with Retama Park is the only management agreement that REG has entered into with a track currently in operation and, therefore, the management fees received as a result of this management agreement represent the only source of revenue for REG. The financial performance of REG is reported on a consolidated basis with the Company. Under certain specific circumstances, the management agreement with Retama Park may be terminated. If this management agreement were to be terminated prematurely, it would have significant negative impact on our operations.
Concentration of Assets
As of December 31, 2005 the Company held two assets, the RDC Series B bonds and the Penson Worldwide, Inc. (“PWI”) common stock, whose combined value represented a majority of the total assets of the Company. Any decline in the fair market value of either one of these assets would negatively impact the financial position and operations of the Company.
Limited Liquidity Available in the Secondary Market
As detailed in Item 11 of this report, a director of the Company holds 84.84% of the outstanding common stock of the Company as of February 22, 2006. Given the majority position held by a single shareholder and the shareholder’s position as a director of the Company, there remains a relatively small amount of shares available in the public float. A limited float may have the effect of reducing the number of buyers and sellers of the Company’s stock, and as a result, negatively impact the liquidity of the Company’s common stock.
Investment Company Act
The Company has taken the position it is not an investment company required to be registered under the Investment Company Act of 1940 (the “1940 Act”), based on one or more applicable exemptions thereunder. It has come to our attention that we may be subject to regulation as an investment company under the 1940 Act. If it was established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission. We would also be unable to enforce contracts with third parties or third parties could seek to obtain rescission of transactions undertaken with us during the period it was established that we were an unregistered investment company. See Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Company, for more information.
ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Call Now, Inc. and Subsidiary
San Antonio, Texas
We have audited the accompanying consolidated balance sheet of Call Now, Inc. and Subsidiary (collectively referred to as “the Company”) as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each year in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Call Now, Inc. and Subsidiary as of December 31, 2005, and the consolidated results of their operations and their cash flows for each year in the two-year period then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Akin, Doherty, Klein & Feuge, P.C. Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
March 17, 2005

CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheet

December 31,
2005
ASSETS
Current Assets:
Cash and equivalents	$43,631
Accounts receivable	137,069
Marketable securities	5,063,708
Other current assets	100,648

Total current assets	5,345,056

Long-Term Assets:
Marketable securities – Retama Development Corp.	1,227,463
Investment – affiliate	6,600,000
Investment – other	1,260,000
Notes and interest receivable	2,155,439
Deferred tax asset	324,953

Total long-term assets	11,567,855

Total Assets	$16,912,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$131,302
Margin loan payable – affiliate	10,619,017

Total current liabilities	10,750,319

Minority Interest in Consolidated Subsidiary	4,514

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,293,741 issued and 3,130,885 outstanding	3,293
Additional paid-in-capital	7,038,153
Treasury stock, at cost, 162,856 shares	(449,750)
Accumulated other comprehensive income	100,611
Retained earnings (deficit)	(534,229)

Total stockholders’ equity	6,158,078

Total Liabilities and Stockholders’ Equity	$16,912,911

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31
	2005	2004
Revenues
Reimbursement of payroll and payroll related expenses	$4,955,279	$4,502,582
Management fees	240,000	240,000

Total revenues	5,195,279	4,742,582

Expenses
Payroll and payroll related expenses	5,069,279	4,616,582
Other management expenses	110,000	105,056
Corporate general and administrative operations	411,869	597,979

Total expenses	5,591,148	5,319,617

Net Operating (Loss)	(395,869)	(577,035)

Other Income (Expenses)
Interest income – affiliate	308,708	588,353
Interest income – others	267,420	208,988
Gain on sales of marketable securities	208,394	223,125
Other income	—	7,832
Interest expense – affiliate	(418,999)	(223,427)

Total other income	365,523	804,871

Income (loss) before minority interest and income taxes	(30,346)	227,836

Minority interest in income of subsidiary	(3,200)	(5,241)

Income (loss) before income taxes	(33,546)	222,595

Income tax expense (benefit)	(12,664)	79,459

Net Income (Loss)	$(20,882)	$143,136

Earnings (Loss) Per Share

Basic and diluted	$(.01)	$.05

Weighted average common shares outstanding:
Basic	3,017,149	2,820,200
Dilutive	3,017,149	2,962,760
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
			Additional			Other	Retained	Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity
Balance, December 31, 2003	2,893,482	$2,893	$5,980,048	162,856	$(449,750)	$204,093	$(656,483)	$5,080,801

Issuance of common stock	266,925	267	908,238	—	—	—	—	908,505

Comprehensive income:
Net income	—	—	—	—	—	—	143,136	143,136
Unrealized gain on securities, net of $(25,000) of income taxes	—	—	—	—	—	(42,893)	—	(42,893)

Total comprehensive income	—	—	—	—	—	—	—	100,243

Balance, December 31, 2004	3,160,407	3,160	6,888,286	162,856	(449,750)	161,200	(513,347)	6,089,549

Issuance of common stock	133,334	133	149,867	—	—	—	—	150,000

Comprehensive income (loss):
Net income	—	—	—	—	—	—	(20,882)	(20,882)
Unrealized loss on securities, net of $(52,000) in income taxes	—	—	—	—	—	(60,589)	—	(60,589)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(81,472)

Balance, December 31, 2005	3,293,741	$3,293	$7,038,153	162,856	$(449,750)	$100,611	$(534,229)	$6,158,078

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Years Ended December 31
	2005	2004
Operating Activities
Net income (loss)	$(20,882)	$143,136
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(208,394)	(223,125)
Minority interest	3,200	5,241
Deferred income taxes	(12,664)	79,459
Changes in operating assets and liabilities:
Accounts receivable	(6,000)	(86,000)
Other assets	(173,044)	(164,994)
Accounts payable and accrued expenses	(41,014)	90,690

Net Cash (Used) by Operating Activities	(458,798)	(155,593)

Investing Activities
Advances on notes receivable	(25,000)	(1,969,134)
Collections on notes receivable	—	1,500,000
Proceeds from sales of available-for-sale marketable securities	2,742,563	4,152,225
Purchase of available-for-sale marketable securities	(7,155,678)	(3,676,471)
Proceeds from bond redemption	(1,260,000)	—

Net Cash Provided (Used) by Investing Activities	(5,698,115)	6,620

Financing Activities
Margin loan proceeds (repayments)	6,031,827	(816,394)
Issuance of common stock	150,000	908,505

Net Cash Provided by Financing Activities	6,181,827	92,111

Net Change in Cash	24,914	(56,862)

Cash at beginning of year	18,716	75,578

Cash at End of Year	$43,630	$18,716

Supplemental Disclosure of Cash Flow Information

Interest paid in cash	$418,999	$223,427
Federal income taxes paid in cash	—	—
Conversion of note receivable to investment in common stock	6,600,000	—
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
NOTE 1 – SUMMARY OF ACCOUNTING POLICIES
Nature of Business: Call Now, Inc. was organized under the laws of the State of Florida on September 24, 1990 under the name Rad San, Inc. The Company changed its name to Phone One International, Inc. in January 1994 and to Call Now, Inc. in December 1994. The Company changed its domicile to the State of Nevada in 1999.
The primary operation of the Company is the management of Retama Park racetrack (“Retama Park”) in Selma, Texas, through an 80% owned subsidiary, Retama Entertainment Group, Inc. (“REG”). Retama Park is owned by the Retama Development Corporation (the “RDC”). The RDC has an agreement with REG to operate and manage Retama Park. The RDC, as owner of the facility, reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee.
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
Accounts Receivable: Accounts receivable are reported at outstanding principal, net of an allowance for doubtful accounts of $-0- at December 31, 2005. The allowance for doubtful accounts is determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.
Marketable Securities: The Company classifies its investment portfolio as held-to-maturity, available-for-sale, or trading. At December 31, 2005, all of the Company’s marketable securities were available-for-sale except the RDC Series B bonds. The Series B Bonds are carried at cost and classified as held-to-maturity due to the uncertainty of the payment of interest and principal in the foreseeable future, the subordinate lien on the collateral and the lack of an actively traded market for the bonds. Securities available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
NOTE 1 – SUMMARY OF ACCOUNTING POLICIES – continued
Federal Income Taxes: Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.
Revenue Recognition: The Company receives reimbursement of payroll and related expenses for costs incurred under its management agreement with the RDC. Such amounts are recognized as revenue when the reimbursable expense is incurred. The Company also receives a monthly management fee under the agreement.
Interest and dividend income is recognized as earned on its investments, except for the RDC Series B bonds. The Company does not recognize interest income on the RDC Series B bonds (see Note 3) as the Company does not expect to realize such interest in the foreseeable future.
Earnings (Loss) Per Common Stock: Basic earnings (loss) per common share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.
Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and equivalents, marketable securities, and notes receivable. The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the FDIC up to $100,000. Periodically, balances may exceed this amount. Cash balances at Penson Financial Services, Inc. have additional insurance in excess of $10,000,000. The marketable securities are not interest rate sensitive due to the fact that the majority of the securities are in the Retama Development Corporation Series 1997 B bonds and these bonds are not paying interest. The Series 1997 Series B bonds are subject to the prior rights of the Series 1997 Series A bonds and funding agreement, and the carrying value of $1,077,463 at December 31, 2005 is based on cost since the bonds are classified as held-to-maturity.
Notes receivable due from the RDC are collateralized by real estate (see Note 3). On June 30, 2005 the Company exercised the conversion option granted according to the terms of the original PWI note; accordingly, the PWI notes receivable were converted into 3,283,582 shares of PWI common stock.
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
Significant estimates that severely impact these financial statements include the classification of the RDC Series B bonds and the valuation of the investment in PWI common stock (see Notes 3 and 4).
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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
NOTE 1 – SUMMARY OF ACCOUNTING POLICIES – continued
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the years ended December 31:

	2005	2004
Net income (loss) as reported	$(20,882)	$143,136

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects – no options awarded in 2005 or 2004	—	—

Pro forma earnings (loss)	$(20,882)	$143,136

Earnings (loss) per common share:
Basic, as reported	$(0.01)	$0.05
Basic, pro forma	(0.01)	0.05
Diluted, as reported	(0.01)	0.05
Diluted, pro forma	(0.01)	0.05
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
Recent Accounting Pronouncements: On December 16, 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt SFAS 123R effective January 1, 2006.
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
December 31, 2005 and 2004
NOTE 1 – SUMMARY OF ACCOUNTING POLICIES – continued
Reclassification: Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current presentation.
NOTE 2 – MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values are as follows at December 31, 2005:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
Available-for-sale:
RDC Series A bonds	$31,121	$118,879	$—	$150,000
Other securities	5,030,147	55,146	(21,585)	5,063,708

	5,061,268	174,025	(21,585)	5,213,708
Held-to-maturity:
RDC Series B bonds	1,077,463	—	—	1,077,463

	$6,138,731	$174,025	$(21,585)	$6,291,171

Included on the balance sheet as:
Marketable securities, current				$5,063,708
Marketable securities, long-term (Retama Development Corp.) – Note 3				1,227,463

				$6,291,171

Unrealized gains on marketable securities available-for-sale at December 31, 2005 are shown net of income taxes as a component of stockholders’ equity. The market value of the RDC Series B bonds, classified as held-to-maturity, is estimated at approximately $5.77 million to the Company based on an independent appraisal of the collateral.
NOTE 3 – RETAMA DEVELOPMENT – MARKETABLE SECURITIES AND NOTES RECEIVABLE
During 1996 and 1997, the Company purchased a significant portion of the Special Facilities Revenue Bonds, Series 1993, of the Retama Development Corporation (the “RDC”). The revenue bonds were originally issued to fund the construction of the Retama Park racetrack in Selma, Texas. Following the bankruptcy by the RDC and the defeasance of the Series 1993 bonds, the Company retained a significant interest in the new 1997 RDC Series B bonds, which are secured by a lien, subordinate to the Series A bonds and the funding agreement, on the Retama Park racetrack real and personal property, and now owns a small position the Series A bonds (the Retama Series A bonds hold the first lien position). Both the Series A and Series B bonds mature September 1, 2033. For several years following the initial acquisition, the Company purchased and sold several blocks of the bonds. However, the Company has not purchased or sold any of the Series B bonds since 2002, and changes to the Series A bonds have been limited to redemptions of $5,000 each year.
As part of the bond defeasance agreement, the Company was obligated to lend certain amounts to the RDC to fund any operating losses for up to 2 years. Although the Company is not currently obligated to fund the RDC, it has continued to do so. At December 31, 2005, the total amount funded by the Company to the RDC for its operations

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
NOTE 3 – RETAMA DEVELOPMENT – MARKETABLE SECURITIES AND NOTES RECEIVABLE – continued
includes principal of $1,681,669 plus accrued interest of $473,770. The funding agreement is secured by the racetrack facility.
The balance of these bonds and notes receivable, all considered long-term, are as follows at December 31, 2005:

	Total	Owned By	Carrying
	Outstanding	Call Now	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,510,000	$150,000	$150,000
RDC Series B bonds	86,925,000	43,962,500	1,077,463

Total bonds, long-term			$1,227,463

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$1,681,669	$1,681,669	$1,681,669
Accrued interest receivable	473,769	473,769	473,770

Total notes and interest receivable			$2,155,439

NOTE 4 – PENSON WORLDWIDE, INC. – INVESTMENT IN AFFILIATE
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008. PWI is affiliated to the Company as the President of Call Now, Inc. is a Director of PWI. The note called for principal payments in the amount of $400,000 to be paid monthly beginning April 26, 2007 and ending on June 26, 2008. Interest on the note was 5% above the “Broker’s Call Rate”, and was to be paid monthly in arrears. The note required the Company, as note holder, to have the option to convert the entire outstanding principal amount into shares of PWI common stock. The conversion price per common share was 2.25 times PWI shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003. The conversion price was $2.01 per share. On December 23, 2003, an additional $600,000 was loaned to PWI under similar terms and conditions as the original note.
On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI note into PWI common stock, totaling 3,283,582 shares, and representing approximately 9.01% of PWI’s total outstanding common stock. At December 31, 2005, the book value per share is in excess of the Company’s basis per share and impairment is not considered necessary.
In February 2004, the Company loaned PWI $1,500,000 on a short term loan. In May 2004, the $1,500,000 was repaid with accrued interest.
NOTE 5 – PENSON FINANCIAL SERVICES, INC. – MARGIN LOAN PAYABLE
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at the brokers call rate plus 2.70% (8.70% at December 31, 2005). The balance of the margin loan was $10,619,017 at year end. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan of $418,999 in 2005 and $223,427 in 2004.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
NOTE 6 – STOCKHOLDERS’ EQUITY
Preferred Stock: The Company has authorized 266,667 shares of $.001 par value preferred stock, of which 100,000 shares are designated Class A convertible redeemable preferred stock (Class A), 66,667 shares are designated Class B convertible redeemable preferred stock (Class B), and 100,000 are designated as Class C convertible redeemable preferred stock (Class C).
The Class A preferred stock is non-voting, redeemable at the option of the Company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder. The Class A preferred stockholders are entitled to receive an annual dividend of $.30 per share. No Class A shares are outstanding at December 31, 2005.
The Class B preferred stock is non-voting, redeemable at the option of the Company at a price of $100 per share plus accrued but unpaid dividends, and convertible into 100 shares of common stock at the option of the holder. The Class B preferred stockholders are entitled to receive an annual dividend of $6.00 per share. No Class B shares are outstanding at December 31, 2005.
The Class C preferred stock is non-voting, redeemable at the option of the Company at a price of $3.00 per share plus one share of common stock and convertible into one share at the option of the holder. No Class C shares are outstanding at December 31, 2005.
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
Pro forma information regarding net income and earnings per share is included in Note 1 as required by SFAS No. 123 and uses the Black-Scholes option pricing model. The fair value for these options was estimated at the date of grant with the following weighted-average assumptions for the year ended December 31:

	2005	2004
Risk-free interest rate	*	*
Expected dividend yield	*	*
Expected volatility of common stock	*	*
Expected weighted-average life of option	*	*

* No grants were awarded during 2005 or 2004
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
In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The effective date for Call Now, Inc. to adopt the statement is January 1, 2006. See the discussion in Note 1 for the expected impact to the Company of options currently outstanding.
A summary of the status of the Company’s non-plan options is as follows for the year ended December 31:

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
NOTE 6 – STOCKHOLDERS’ EQUITY – continued

	2005		2004
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at the beginning of year	173,335	$1.210	446,670	$2.550
Granted	—	—	—	—
Exercised	(133,334)	1.125	(266,925)	3.400
Forfeited	(6,667)	1.125	(6,410)	3.120
Cancelled	—	—	—	—

Outstanding at the end of year	33,334	$1.590	173,335	$1.210

Options exercisable at year end	33,334	$1.590	173,335	$1.210

Weighted average contractual life remaining at year-end		0.9 yrs.		1.1 yrs.

NOTE 7 – INCOME TAXES
The components of the provision for income tax expense (benefit) are as follows at December 31:

	2005	2004
Current:
Federal	$(12,664)	$79,459
State	—	—

	$(12,664)	$79,459

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2005:

Deferred tax assets (liabilities):
Net operating loss carryforward	$376,783
Unrealized gain on marketable securities	(51,830)

Net deferred tax asset	$324,953

The Company has net operating loss carryforwards for tax purposes of approximately $1,108,000 that begin to expire in the year 2015.
NOTE 8 – RELATED PARTY TRANSACTIONS
The Company owns 3,283,582 of Penson Worldwide, Inc. common stock valued at the original investment amount of $6,600,000 as of December 31, 2005. The Company also has a margin loan payable to Penson Financial

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
NOTE 8 – RELATED PARTY TRANSACTIONS – continued
Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $10,619,017 at December 31, 2005. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
The Company has purchased a limited partnership interest, with a cost basis of $1,260,000 at December 31, 2005, in a 275-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston.
NOTE 9 – MANAGEMENT AGREEMENT
The Company’s agreement to operate and manage the Retama Park racetrack extends through November 1, 2010. The Company is reimbursed for the majority of its payroll and payroll related expenses, and receives a management fee is $20,000 per month, with certain adjustments.
NOTE 10 – EARNINGS PER SHARE
The following reconciles the components of the earnings per share (EPS) computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2005
Basic EPS:
Net income (loss)	$(20,882)	3,017,149	$(0.01)
Effect of dilutive options	—	—	—

Dilutive EPS	$(20,882)	3,017,149	(0.01)

Year Ended December 31, 2004
Basic EPS:
Net income	$143,136	2,820,200	$0.05
Effect of dilutive options	—	142,560	—

Dilutive EPS	$143,136	2,962,760	$0.05

NOTE 11 – CONTINGENCY
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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
NOTE 11 – CONTINGENCY – continued
In August 2005, the IRS completed an examination of the Company’s tax returns for the years 2000 through 2003. As a result of the examination, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the RDC Series A bonds in the total amount of $588,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. The Company has sufficient net operating loss carryforwards to reduce the tax (cash outlay) to $-0-; however, a charge to operations would be incurred of approximately $200,000 due to the resulting increase in the deferred tax liability. Management intends to vigorously defend itself against this assessment, and believes the risk of loss is reasonably possible. Accordingly, as required by Financial Accounting Standards No. 5, “Accounting for Contingencies”, an accrual is not included in the financial statements at December 31, 2005.
Investment Company Act: Management has taken the position that the Company is not an investment company required to be registered under the Investment Company Act of 1940. If it was established that the Company is an unregistered investment company, there would be a risk, among other material adverse consequences, that the Company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission. The Company would also be unable to enforce contracts with third parties or third parties could seek to obtain rescission of transactions undertaken the period it was established the Company were an unregistered investment company.
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
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
ITEM 8B. OTHER INFORMATION
None.
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH
               SECTION 16(a) OF THE EXCHANGE ACT.
The directors and executive officers of the Company are as follows:

NAME	AGE	POSITION
William M. Allen	78	Director
Bryan P. Brown	45	Director
Christopher J. Hall	47	Director
Thomas R. Johnson, President and Chief Executive Officer	38	Director
William M. Allen was President of the Company from June 1992 to 1997 and a director since June 1992. He was Chairman from February 1997 to November of 2001. He has been managing partner of Black Chip Stables from 1982 to date and President of Doric, Inc. from 1985 until its merger with the Company in 1994. He has served as President of Kamm Corporation from 1985 to date. He was Chairman and CEO of Academy Insurance Group from 1975 to 1984.
Bryan P. Brown has served as director since 1997. He was President from 1997 to December 1998. He was previously President of Riverwood, a master planned golf course community in Port Charlotte, Florida. He served as Treasurer of the Mariner Group, Inc. and Assistant Vice President of First Union National Bank and First Republic Bank. He has served as CEO of the Company’s 80% owned subsidiary, Retama Entertainment Group, Inc. since December 1998
Christopher J. Hall was the co-founder and co-owner of Howe, Solomon and Hall, Inc. (“HSH”) from 1985-1998. HSH was a NASD licensed securities firm founded on Wall Street. In 1998 Mr. Hall left to pursue entrepreneurial efforts which include Call Now, Inc. He became a director in November 2001.
Thomas R. Johnson was elected as President, Chief Executive Officer and Director of Call Now, Inc. in November 2001. He has been actively involved with the RDC Bonds for the last five years as an independent fixed-income bond trader and analyst. Mr. Johnson was elected to the Board of Directors of Penson Worldwide, Inc. (“PWI) in August of 2003. Call Now, Inc. owns 3,283,582 shares of PWI common stock, which represents approximately 9.01% of the outstanding common stock. He has been actively involved in the financial restructuring of several large-scale multi-family housing developments. He also has been a fixed-income bond analyst and broker for a municipal bond firm from 1989 to 1999.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 2005.
CODE OF ETHICS
The Company has adopted a Business Ethics and Conduct Policy which has been filed as Exhibit 14 to the Annual Report as its code of ethics. This policy is applicable to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer.

ITEM 10. EXECUTIVE COMPENSATION.
SUMMARY COMPENSATION TABLE

				Other Annual
Name and Principal Position	Year	Salary	Bonus	Compensation
Thomas R. Johnson	2005	$125,000	-0-	-0-
Chief Executive Officer,	2004	$125,000	-0-	-0-
President	2003	$100,000	-0-	-0-

Bryan P. Brown	2005	$200,000	-0-	-0-
CEO of Retama Entertainment	2004	$200,000	-0-	-0-
Group, Inc.	2003	$175,000	-0-	-0-
DIRECTOR COMPENSATION
Directors are entitled to a fee of $1,000 for attendance at each meeting of the Board of Directors, plus reimbursement for reasonable travel expenses.
EXECUTIVE EMPLOYMENT CONTRACTS
Thomas R. Johnson, President of Call Now, Inc., and Bryan P. Brown, CEO of Retama Entertainment Group, Inc., as set forth in the Summary Compensation Table have written employment agreements with their respective employer. The Board of Directors of each company has established the current base annual salaries of the named executive officers as follows.

Thomas R. Johnson	$125,000
Bryan P. Brown	$200,000
The term of the employment agreements are for one year and thereafter for successive terms of one year each unless at the option of either party upon at least thirty days prior written notice such employment is terminated at the end of the then current term. Such employees may receive bonus payments if granted by the respective Board of Directors. As employees, they are eligible to receive employee benefits generally available to all employees of their respective companies.
STOCK OPTIONS
There were no stock options granted during the fiscal year ended December 31, 2005.
The following table sets forth the number of stock options exercised in 2005 and held by the executive officers named in the Summary Compensation Table as of December 31, 2005 and the value of unexercised in-the-money options held which represents the positive difference between the exercise price and the market price at fiscal year end. All options held were exercisable as of December 31, 2005. There were no stock appreciation rights exercised in 2005 or held as of December 31, 2005.
Aggregated Option Exercises and Fiscal Year End Option Value

Value of
	Shares		Number of	Unexercised In-
	Acquired	Value	Unexercised Options	the-money Options
Name	On Exercise	Realized	At Fiscal Year End	At Fiscal Year End
Thomas R. Johnson	33,334	$187,504	33,334	$172,003

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2005
     The following table summarizes information about outstanding equity compensation plans as of December 31, 2005.

	Number of		Number of securities
	securities to be	Weighted-	remaining available for
	issued upon	average exercise	future issuance under equity
	exercise of	price of	compensation plans
	outstanding	outstanding	(excluding securities
	options/warrants	options/warrants	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders (1)	33,334	1.59	-0-

Total	33,334	1.59	-0-

(1)	Represents stock options which expire on November 19, 2006 held by Thomas R. Johnson.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS.
The following table sets forth, as of February 22, 2006, the beneficial ownership of the Company’s Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company’s Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.

		Percent of
	Number of	Outstanding
Name	Shares	Common Stock
Christopher J. Hall	2,656,281	84.84%
Thomas R. Johnson	93,975 (1)	2.97%
Bryan P. Brown	-0-	0%
William M. Allen	-0-	0%

Officers and Directors as a group (4 Persons)...... 2,750,256 (1) 86.92%

(1)	Includes stock options held as follows: Thomas R Johnson – 33,334 shares.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
As of December 31, 2005, the Company owned 3,283,582 shares of common stock of Penson Worldwide, Inc. with a basis of $6,600,000, as further discussed in Items 1 and 6. In August of 2003, the Company’s President and CEO, Thomas R. Johnson, was elected to the Board of Directors of PWI pursuant to a provision in the original PWI Note which required that PWI use its best efforts to appoint a nominee of the Company to PWI’s board of directors. The Company has maintained an investment account with Penson Financial Services, Inc., a wholly owned subsidiary of

Penson Worldwide, Inc., since 1999. On December 31, 2005, the Company had a margin loan in this account in the amount of $10,619,017, which is collateralized by its marketable securities.
The Company has purchased a limited partnership interest, with a cost basis of $1,260,000 at December 31, 2005, in a 275-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG, each of whom is also a director of the Company. The general partner is an unrelated real estate development company based in Houston.
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
(a) Certain exhibits listed below are incorporated by reference to previously filed registration statements and reports as indicated in the Incorporated by Reference Note column and notes below.

EXHIBIT		INC.	BY
NO.		REF.	NOTE	DESCRIPTION
3(a)	—	A		Articles of Incorporation of Registrant as filed with the Secretary of State of Nevada on September 3, 1999.

3(b)	—	B		Plan of Merger of Call Now, Inc.(Florida) into Call Now, Inc (Nevada).

3(c)	—	C		By-Laws of the Registrant.

8.8	—	E		Agreement with Howe, Solomon & Hall Financial, Inc. dated 10/17/96 covering purchase of Retama Development Corp. bonds.

8.9	—	F		Agreement with Retama Park Association, Inc., Retama Partners, Ltd. and Retama Park Management Co. L.C. relating to purchase of certain Retama Development Corp. notes.

8.12	—	G		Management Agreement for Retama Park.

8.13	—	H		Agreement with Global Trust and Hemisphere Trust dated May 27, 1999.

8.14	—	I		Agreement for construction services between Retama Development Corporation and William M. Allen.

8.15	—	L		First Amendment to Management Agreement for Retama Park.

8.16	—	M		Second Amendment to Management Agreement for Retama Park.

8.17	—	N		Third Amendment to Management Agreement for Retama Park.

8.18	—	Q		Resignation of Clyde Bailey, PC as auditor and engagement of Killman, Murrell & Company, PC.

8.19	—	R		Resignation of Killman, Murrell & Company, PC as auditor.

8.20	—	S		Engagement of Akin, Doherty, Klein & Feuge, P.C. as auditor.

10.2	—	K		Consulting Agreement with William M. Allen dated November 19, 2001. *

10.3	—	O		Employment Agreement between Call Now, Inc. and Thomas R. Johnson, dated November 3, 2003. *

10.4	—	P		Employment Agreement between Retama Entertainment Group and Bryan P. Brown, dated March 31, 2004. *

10.5	—			Stock option issued to Thomas R. Johnson.

14	—			Business Ethics and Conduct Policy (Code of Ethics).

21	—			Subsidiaries.

31.1	—			Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 (filed herewith).
Incorporation by Reference Notes:
NOTE INCORPORATION BY REFERENCE

A	—	Incorporated by reference to Exhibit 3(a) of Form 10-KSB for the year ended December 31, 1999.

B	—	Incorporated by reference to Exhibit 3(b) of Form 10-KSB for the year ended December 31, 1999.

C	—	Incorporated by reference to Exhibit 3(c) of Form 10-KSB for the year ended December 31, 1999.

E	—	Incorporated by reference to Exhibit A of Form 8-K filed November 21, 1996.

F	—	Incorporated by reference to Exhibit B of Form 8-K filed November 21, 1996.

G	—	Incorporated by reference to Exhibit 8.12 of Form 10-KSB for year ended December 31, 1997.

H	—	Incorporated by reference to Exhibit 8.13 of Form 10-KSB for year ended December 31, 1998.

I	—	Incorporated by reference to Exhibit 8.14 of Form 10-KSB for year ended December 31, 1998.

K	—	Incorporated by reference to Exhibit 10.2 of Form 8-K filed February 8, 2002.

L	—	Incorporated by reference to Exhibit 8.15 of Form 10-KSB for year ended December 31, 2004.

M	—	Incorporated by reference to Exhibit 8.16 of Form 10-KSB for year ended December 31, 2004.

N	—	Incorporated by reference to Exhibit 8.17 of Form 10-KSB for year ended December 31, 2004.

O	—	Incorporated by reference to Exhibit 10.3 of Form 10-KSB for year ended December 31, 2004.

P	—	Incorporated by reference to Exhibit 10.4 of Form 10-KSB for year ended December 31, 2004.

Q	—	Incorporated by reference to Exhibit 10.18 of Form 8-K filed April 19, 2005.

R	—	Incorporated by reference to Exhibit 10.19 of Form 8-K filed May 24, 2005.

S	—	Incorporated by reference to Exhibit 10.20 of Form 8-K filed July 27, 2005.

*	— Indicates a management contract or compensatory plan or agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Akin, Doherty, Klein & Feuge, P.C. (“Akin”) audited the Company’s financial statements for the year ended December 31, 2005 and December 31, 2004.
Fees related to services performed by Akin in the year ended December 31, 2005 and by the Company’s prior independent accounting firm in the year ended December 31, 2004 were as follows:

	2005	2004
Audit Fees (1)	$41,000	$12,375

Audit-Related Fees	0	0

Tax Fees (2)	3,000	0

All Other Fees	7,500	0

Total	$51,500	$12,375

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.
The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-KSB for the Company’s 2005 fiscal year. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.
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
Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-KSB for its 2005 fiscal year for filing with the SEC.
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
March 24, 2006
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ Thomas R Johnson	President and Director	March 24, 2006
(Principal Executive Officer and Principal Accounting Officer)

/s/ Christopher J Hall	Director	March 24, 2006

/s/ William M. Allen	Director	March 24, 2006

/s/ Bryan P. Brown	Director	March 24, 2006