Form 10QSB
period 2006-03-31
CALL NOW INC
filed 2006-05-15
CIK 869484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA (State of Incorporation)	65-0337175 (IRS Employer Identification No.)
1 Retama Parkway, Selma, TX 78154
(Address of principal executive offices)
(210) 651-7145
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate number of shares issued and outstanding of the issuer’s common stock as of May 5, 2006 was 3,130,885 shares of $.001 par value.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets:
Cash and equivalents	$70,104	$43,631
Accounts receivable	177,069	137,069
Marketable securities	5,073,258	5,063,708
Other current assets	223,684	100,648

Total current assets	5,544,115	5,345,056

Long-Term Assets:
Marketable securities – Retama Development Corp.	1,227,463	1,227,463
Investment – affiliate	6,600,000	6,600,000
Investment – other	1,260,000	1,260,000
Notes and interest receivable	2,193,214	2,155,439
Deferred tax asset	404,400	324,953

Total long-term assets	11,685,077	11,567,855

Total Assets	$17,229,192	$16,912,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$179,944	$131,302
Margin loan payable – affiliate	10,947,840	10,619,017

Total current liabilities	11,127,784	10,750,319

Minority Interest in Consolidated Subsidiary	4,814	4,514

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,293,741 issued and 3,130,885 outstanding	3,293	3,293
Additional paid-in-capital	7,038,153	7,038,153
Treasury stock, at cost, 162,856 shares	(449,750)	(449,750)
Accumulated other comprehensive income	106,914	100,611
Retained earnings (deficit)	(602,016)	(534,229)

Total stockholders’ equity	6,096,594	6,158,078

Total Liabilities and Stockholders’ Equity	$17,229,192	$16,912,911

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$948,696	$982,081
Management fees	60,000	60,000

Total revenues	1,008,696	1,042,081

Expenses
Payroll and payroll related expenses	977,196	1,010,581
Other management expenses	30,000	20,000
Corporate general and administrative operations	71,757	69,865

Total expenses	1,078,953	1,100,446

Net Operating (Loss)	(70,257)	(58,365)

Other Income (Expenses)
Interest income – affiliate	—	148,754
Interest income – others	160,885	55,189
Gain on sales of marketable securities	—	21,660
Interest expense – affiliate	(240,809)	(56,052)

Total other income (expense)	(79,924)	169,551

Income (loss) before minority interest and income taxes	(150,181)	111,186

Minority interest in income of subsidiary	(300)	(2,300)

Income (loss) before income taxes	(150,481)	108,886

Income tax expense (benefit)	(82,694)	38,136

Net Income (Loss)	$(67,787)	$70,750

Earnings Per Share

Basic and diluted income per share	$(.02)	$.02

Weighted average common shares outstanding:
Basic	3,130,885	2,997,552
Dilutive	3,130,885	3,142,895
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$(67,787)	$70,750
Adjustments to reconcile net income to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	—	(21,660)
Minority interest	300	2,300
Deferred taxes	(82,694)	38,136
Changes in operating assets and liabilities:
Accounts receivable	(40,000)	—
Other assets	(160,811)	(52,463)
Accounts payable and accrued expenses	48,642	(53,813)

Net Cash (Used) by Operating Activities	(302,350)	(16,750)

Investing Activities
Proceeds from sales of available-for-sale marketable securities	—	2,258,530
Purchase of available-for-sale marketable securities	—	(2,236,870)
Purchases of other investments	—	(110,000)

Net Cash (Used) by Investing Activities	—	(88,340)

Financing Activities
Margin loan proceeds	328,823	97,993

Net Cash Provided by Financing Activities	328,823	97,993

Net Change in Cash	26,473	(7,097)

Cash at beginning of period	43,631	18,716

Cash at End of Period	$70,104	$11,619

Supplemental Disclosure of Cash Flow Information

Interest paid in cash	$230,809	$56,052
Federal income taxes paid in cash	—	—
See notes to consolidated financial statements

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
NOTE 1 – BASIS OF PRESENTATION
Nature of Business: Call Now, Inc. (the “Company”) was organized under the laws of the State of Florida on September 24, 1990 under the name Rad San, Inc. Its name was changed to Phone One International, Inc. in January 1994 and to Call Now, Inc. in December 1994, and its domicile was changed to the State of Nevada in 1999.
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
The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
Marketable Securities and Investments: The Company classifies its investment portfolio as either held to maturity, available-for-sale, or trading. At March 31, 2006, all of the Company’s marketable securities were available-for-sale except the RDC Series B bonds. The Series B Bonds are carried at cost and classified as held to maturity due to the uncertainty of the payment of interest and principal in the foreseeable future, the subordinate lien on the collateral and the lack of an actively traded market for the bonds. Securities available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.
Marketable securities and investments that do not trade in an active market are valued based on the best information available to Management. The investment, others and investment in affiliates are currently valued at cost. Impairments are recorded to the Company’s carrying value on at least an annual basis.
NOTE 2 – STOCK BASED COMPENSATION
The Company does not have a stock-based compensation plan; however, in past years, certain options have been granted (non-qualified stock options) to its Directors and Officers. The Company adopted SFAS No. 123R, “Accounting for Stock-Based Compensation,” on January 1, 2006, using the modified-prospective transition method. There were no unvested options at December 31, 2005. No options have been granted in fiscal 2006.

Prior to the adoption of SFAS No. 123R, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost related to stock options was normally reflected in net income, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the period presented:

Three Months Ended
March 31, 2005
Net income as reported	$70,750

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects – no options awarded in the three months ended March 31, 2006 or 2005	—

Pro forma earnings	$70,750

Earnings per common share:
Basic, as reported	$0.02
Basic, pro forma	0.02
Diluted, as reported	0.02
Diluted, pro forma	0.02
NOTE 3 – MARGIN LOAN PAYABLE – PENSON FINANCIAL SERVICES, INC.
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at brokers call rate plus 2.70%. The balance of the margin loan was $10,947,840 at March 31, 2006 and $10,619,017 at December 31, 2005. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan for the three months ended March 31, 2006 and 2005 of $240,809 and $56,052, respectively.
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
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended March 31, 2006
Basic EPS:
Net income (loss)	$(67,787)	3,130,885	$(0.02)
Effect of dilutive options	—	—	—

Dilutive EPS	$(67,787)	3,130,885	$(0.02)

Three Months Ended March 31, 2005
Basic EPS:
Net income	$70,750	2,997,552	$0.02
Effect of dilutive options	—	145,343	—

Dilutive EPS	$70,750	3,142,895	$0.02

NOTE 5 – RELATED PARTY TRANSACTIONS
The Company owns 3,283,582 shares of Penson Worldwide, Inc. common stock valued at the original investment amount of $6,600,000. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $10,947,840 as of March 31, 2006. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
The Company has purchased a limited partnership interest, with a cost basis of $1,260,000 at March 31, 2006, in a 275-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston.
NOTE 6 – CONTINGENCY
Federal Income Taxes
During 2004, the Internal Revenue Service (the “IRS”) notified the RDC that it was conducting an examination of the tax-exempt status of the bonds issued in connection with the RDC’s reorganization in 1997. In October of 2004, the IRS issued a preliminary adverse determination and in February 2005, the IRS issued a proposed adverse determination with respect to the RDC’s 1997 Series A and Series B bonds, stating that the interest on the bonds is not excludable from the gross income of their holders. The RDC has filed a protest of such determination and requested that the matter be referred to the Office of Appeals of the IRS. Management has been advised that the Retama Development Corporation is vigorously defending itself with respect to this issue.
In August 2005, the IRS completed an examination of the Company’s tax returns for the years 2000 through 2003. As a result of the examination, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the “A” bonds in the total amount of $588,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. The Company has sufficient net operating loss carryforwards to reduce the tax (cash outlay) to $-0-; however, a charge to operations would be incurred of approximately $200,000 due to the resulting increase in the deferred tax liability. In October 2005, the Company filed a formal appeal with the IRS with respect to the IRS examination. Accordingly, as required by SFAS No. 5, “Accounting for Contingencies”, this contingency is disclosed, but an accrual is not included in the financial statements at March 31, 2006.
Investment Company Act
Management has taken the position that the Company is not an investment company required to be registered under the Investment Company Act of 1940. If it was established that the Company was an unregistered investment company, there would be a risk, among other material adverse consequences, that the Company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission. The Company may also be unable to enforce contracts with third parties or third parties could seek to obtain rescission of transactions undertaken in the period it was established that the Company was an unregistered investment company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward Looking Statements
The following discussion and analysis of financial condition and results of operations may contain forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-KSB for the year ended December 31, 2005. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008 (the “PWI Note”). PWI is affiliated to the Company as Thomas R. Johnson, President and CEO of Call Now, Inc., is also a Director of both companies. The PWI Note called for the Company as Noteholder to have the option to convert the entire outstanding principal amount owing to the Noteholder into shares of PWI’s common stock. The conversion price per common share was 2.25 times PWI’s shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003. The conversion price was $2.01 per share. On December 23, 2003 an additional $600,000 was loaned to PWI under similar terms and conditions as the original note. On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into 3,283,582 shares of PWI common stock (see Valuation of Investment in Affiliate). On August 10, 2005, PWI filed with the Securities and Exchange Commission (the “SEC”) its initial Form S-1, a form required by the SEC of any company that plans to make a public securities offering, such as an initial public offering (“IPO”) of common stock. Over the past two months, PWI has filed several amended Forms S-1 with the SEC in preparation of their IPO. There can be no assurance that the IPO will be sold or, if it is sold, a market for such stock will be established or maintained.
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
The total development cost is projected to be $24.5 million and the Company’s equity obligation is projected to be $2.25 million. As a Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At March 31, 2006, the Company’s investment totaled $1,260,000.

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
Valuation of Marketable Securities
Investments in publicly traded equity securities are generally based on quoted market prices. However, the investments in the RDC Series A and B bonds represent debt securities and there is no readily available quoted market price as these securities are owned by a limited number of holders. The Series A bonds have been valued based on the underlying value of the collateral (the Retama Park horse track facility). During the quarter ended June 30, 2005, we obtained a complete appraisal of the racetrack land and facilities and based our valuation of the Series A bonds on our percentage ownership. The Series B bonds are classified as held to maturity and reported at their cost basis of $1,077,463 due to the uncertainty of payment of principal and interest in the foreseeable future. Based on the appraisal of the real estate and facilities, the net collateral value available for the Series B bonds is sufficient to support the carrying value (cost) of the bonds.
Valuation of Investment in Affiliate
On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI note receivable into PWI common stock, totaling 3,283,582 shares. The PWI common stock is valued at the Company’s cost basis of $6,600,000 and is unchanged at March 31, 2006 from December 31, 2005. Based on the financial strength of PWI and the private sale of additional PWI common stock to a third party subsequent to the Company’s investment, the Company’s management believes the valuation of the PWI common stock is appropriate.
Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part II, Item 6 in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005
RESULTS OF OPERATIONS
   a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months ended March 31, 2006 was $1,008,696 compared to $1,042,081 for the three months ended March 31, 2005. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the slight decline in quarterly revenues reflects a reduction in staffing needs at Retama Park.
     Interest Income
Interest income for the three months ended March 31, 2006 was $160,885 compared to $203,943 for the three months ended March 31, 2005. The decrease is largely attributable to the Company’s conversion of the $6,600,000 PWI Note on June 30, 2005 into PWI common stock. The PWI Note paid interest of 5% over “Broker’s Call Rate”. The loss of interest income from the PWI Note was partially offset with the acquisition of other interest bearing investments.
   b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months ended March 31, 2006 was $1,078,953 compared to $1,100,446 for the three months ended March 31, 2005. The effect on the Company’s operating expenses is the same as detailed in the revenue discussion from the Revenue section. As a result, payroll and payroll related expenses also declined due to reduced staffing needs at Retama Park.
     Income Tax
The income tax benefit for the three months ended March 31, 2006 was $82,694 compared to an income tax expense of $38,136 for the three months ended March 31, 2005. This is a direct result of the Company generating income for this period in 2005 compared to a loss in 2006.
LIQUIDITY AND CAPITAL RESOURCES
During the three months ended March 31, 2006, the Company’s operating activities used cash of $302,350 compared to $16,750 used for the three months ended March 31, 2005. The increase in cash used for operating activities is due to reporting a net loss for this period in 2006 as compared to net income for the same period in 2005.
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
As discussed in the preceding paragraph, the Company maintains an investment account that carries a margin loan that is collateralized by the Company’s marketable securities. As of March 31, 2006, the available balance of that margin loan was in excess of $1.0 million. As a result, management of the Company believes that it has adequate financial resources to fund its operations for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS
We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS 123(R) effective January 1, 2006, and it had no effect on the financial statements.
On July 14, 2005, FASB issued its Exposure Draft, “Accounting for Uncertain Tax Positions”, which is a proposed interpretation to FASB Statement No. 109, “Accounting for Income Taxes.” This proposed interpretation would require an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed interpretation consistent with its use in FASB Statement No. 5, “Accounting Contingencies”, to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a change in accounting principle. The comment period for the proposed interpretation ended on October 28, 2005. The Company is currently evaluating the impact of the Exposure Draft on its financial statements.
ITEM 3. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II
ITEM 1. LEGAL PROCEEDINGS
Not Applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:

Exhibit No.	Title of Document

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports of Form 8-K
     None.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Call Now, Inc.

/s/ Thomas R. Johnson

Thomas R. Johnson
Chief Executive Officer and
Chief Financial Officer
May 12, 2006