Form 10QSB
period 2006-06-30
CALL NOW INC
filed 2006-08-04
CIK 869484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	65-0337175
(State of Incorporation)	(IRS Employer Identification No.)
1 Retama Parkway, Selma, TX 78154
(Address of principal executive offices)
(210) 651-7145
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate number of shares issued and outstanding of the issuer’s common stock as of July 28, 2006 was 3,130,885 shares of $.001 par value.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets:
Cash and equivalents	$366,010	$43,631
Accounts receivable	237,069	137,069
Marketable securities:
Related party	19,463,167	—
Others	5,023,742	5,063,708
Other current assets	179,791	100,648

Total current assets	25,269,779	5,345,056

Long-Term Assets:
Marketable securities — related party	1,227,463	1,227,463
Investments:
Related party	—	6,600,000
Others	2,169,538	1,260,000
Notes and interest receivable	2,231,836	2,155,439
Deferred tax asset	—	324,953

Total long-term assets	5,628,837	11,567,855

Total Assets	$30,898,616	$16,912,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$237,092	$131,302
Margin loan payable — related party	9,261,181	10,619,017
Deferred tax payable	4,889,613	—

Total current liabilities	14,387,886	10,750,319

Minority Interest in Consolidated Subsidiary	3,367	4,514

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,293,741 issued and 3,130,885 outstanding	3,293	3,293
Additional paid-in-capital	7,038,153	7,038,153
Treasury stock, at cost, 162,856 shares	(449,750)	(449,750)
Accumulated other comprehensive income	9,417,221	100,611
Retained earnings (deficit)	498,446	(534,229)

Total stockholders’ equity	16,507,363	6,158,078

Total Liabilities and Stockholders’ Equity	$30,898,616	$16,912,911

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$1,449,829	$1,474,694	$2,398,525	2,456,775
Management fees	60,000	60,000	120,000	120,000

Total revenues	1,509,829	1,534,694	2,518,525	2,576,775

Expenses
Payroll and payroll related expenses	1,478,329	1,503,194	2,455,525	2,513,775
Other management expenses	38,736	30,000	68,736	50,000
Corporate general and administrative operations	113,033	98,247	184,790	168,112

Total expenses	1,630,098	1,631,441	2,709,051	2,731,887

Net Operating (Loss)	(120,269)	(96,747)	(190,526)	(155,112)

Other Income (Expenses)
Interest income — related party	—	159,954	—	308,708
Interest income — others	203,372	(782)	364,257	54,407
Gain on sales of marketable securities	1,750,833	153,167	1,750,833	174,827
Interest expense — related party	(237,128)	(62,913)	(477,937)	(118,965)

Total other income	1,717,077	249,426	1,637,153	418,977

Income before minority interest and income taxes	1,596,808	152,679	1,446,627	263,865

Minority interest in income of subsidiary	1,447	(300)	1,147	(2,600)

Income before income taxes	1,598,255	152,379	1,447,774	261,265

Income tax expense	497,793	75,040	415,099	113,176

Net Income	$1,100,462	$77,339	$1,032,675	$148,089

Per Share Data

Basic and diluted income per share	$.35	$.03	$.33	$.05

Weighted average common shares outstanding:
Basic	3,130,885	2,997,552	3,130,885	2,997,552
Dilutive	3,157,180	3,141,732	3,156,852	3,142,029
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$1,032,675	$148,089
Adjustments to reconcile net income to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(1,750,833)	(174,827)
Minority interest	(1,147)	2,600
Deferred taxes	415,099	113,176
Changes in operating assets and liabilities:
Accounts receivable	(100,000)	—
Other assets	(155,539)	(47,146)
Accounts payable and accrued expenses	105,790	(40,313)

Net Cash Provided (Used) by Operating Activities	(453,955)	1,579

Investing Activities
Proceeds from sales of available-for-sale marketable securities and investments	7,428,634	2,662,563
Purchase of available-for-sale marketable securities	(4,770,363)	(2,236,870)
Purchase of other investments	(524,100)	(1,260,000)

Net Cash Provided (Used) by Investing Activities	2,134,171	(834,307)

Financing Activities
Margin loan proceeds	—	842,444
Margin loan repayments	(1,357,836)	—

Net Cash Provided (Used) by Financing Activities	(1,357,836)	842,444

Net Change in Cash	322,380	9,716

Cash at beginning of period	43,630	18,716

Cash at End of Period	$366,010	$28,432

Supplemental Disclosures

Interest paid in cash	$477,937	$118,965
Federal income taxes paid in cash	—	—
Conversion of note receivable to investment in affiliate	—	6,600,000
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
Marketable Securities and Investments: The Company classifies its investment portfolio as either held to maturity, available-for-sale, or trading. At June 30, 2006, all of the Company’s marketable securities were available-for-sale except the RDC Series B bonds. The Series B Bonds are classified as held to maturity and reported at their cost basis of $1,077,463 due to the uncertainty of the payment of interest and principal in the foreseeable future, the subordinate lien on the collateral and the lack of an actively traded market for the bonds. Securities available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.
Marketable securities and investments that do not trade in an active market are valued based on the best information available to Management. The investment, others and investment in affiliates are currently valued at cost. Impairments are recorded to the Company’s carrying value on at least an annual basis.
NOTE 2 — STOCK BASED COMPENSATION
The Company does not have a stock-based compensation plan; however, in past years, certain options have been granted (non-qualified stock options) to its Directors and Officers. The Company adopted SFAS No. 123R, “Accounting for Stock-Based Compensation,” on January 1, 2006, using the modified-prospective transition method. The Company has 33,334 options exercisable at December 31, 2005 and June 30, 2006, with a weighted average exercise price of $1.59 per share. There were no unvested options at December 31, 2005 or June 30, 2006. No options were granted in 2005 or through June 30, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income as reported	$1,100,462	$77,339	$1,032,675	$148,089
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects — no options awarded in the three or six months ended June 30, 2006 or 2005	—	—	—	—

Pro forma earnings	$1,100,462	$77,339	$1,032,675	$148,089

Earnings per common share:
Basic, as reported	$0.35	$0.03	$0.33	$0.05
Basic, pro forma	0.35	0.03	0.33	0.05
Diluted, as reported	0.35	0.03	0.33	0.05
Diluted, pro forma	0.35	0.03	0.33	0.05
NOTE 3 — MARGIN LOAN PAYABLE — PENSON FINANCIAL SERVICES, INC.
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at brokers call rate plus 2.70%, which was 9.70% as of June 30, 2006. The balance of the margin loan was $9,261,181 at June 30, 2006 and $10,619,017 at December 31, 2005. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan for the three months ended June 30, 2006 and 2005 of $237,128 and $62,913, respectively, and for the six months ended June 30, 2006 and 2005 of $477,937 and $118,965, respectively.
NOTE 4 — EARNINGS PER SHARE
Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

     The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended June 30, 2006
Basic EPS:
Net income	$1,100,462	3,130,885	$0.35
Effect of dilutive options	—	26,295	—

Dilutive EPS	$1,100,462	3,157,180	$0.35

Three Months Ended June 30, 2005
Basic EPS:
Net income	$77,339	2,997,552	$0.03
Effect of dilutive options	—	144,180	—

Dilutive EPS	$77,339	3,141,732	$0.03

Six Months Ended June 30, 2006
Basic EPS:
Net Income	$1,032,675	3,130,885	$0.33
Effect of dilutive shares	—	25,967	—

Dilutive EPS	$1,032,675	3,156,852	$0.33

Six Months Ended June 30, 2005
Basic EPS:
Net Income	$148,089	2,997,552	$0.05
Effect of dilutive options	—	144,477	—

Dilutive EPS	$148,089	3,142,029	$0.05

NOTE 5 — RELATED PARTY TRANSACTIONS
As of March 31, 2006, the Company owned 3,283,582 shares of the privately held Penson Worldwide, Inc. (“PWI”) common stock valued at its cost basis of $6,600,000. On May 16, 2006, PWI completed an Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position was 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company and 1,130,922 shares of the publicly traded PWI common stock. The Company realized other comprehensive income of approximately $14,100,000 on this transaction (see Note 8).
The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of PWI, with a balance of $9,261,181 as of June 30, 2006. PWI is considered a related party as the President of Call Now, Inc. is a Director of Penson Worldwide, Inc.

NOTE 6 — OTHER INVESTMENTS
The Company has purchased a limited partnership interest, with a cost basis of $1,784,100 at June 30, 2006, in a 270-unit luxury apartment complex under development in the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston.
Also included in Other Investments is the Company’s ownership interest in SAMCO, with a cost basis of $385,438. SAMCO is a privately held company and the investment is considered as long-term.
NOTE 7 — CONTINGENCY
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
The IRS has completed examinations of the Company’s tax returns for the years 2000 through 2004. As a result of the examinations, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the RDC Series A bonds in the total amount of $598,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. The Company filed a formal appeal with the IRS with respect to the IRS examinations. Accordingly, as required by SFAS No. 5, “Accounting for Contingencies”, this contingency is disclosed, but an accrual is not included in the financial statements at June 30, 2006.
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
NOTE 8 — COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income as reported	$1,100,462	$77,339	$1,032,675	$148,089

Other comprehensive income:
Change in fair market value of available-for-sale securities	14,106,527	(113,387)	14,116,077	(91,135)
Income tax effect	(4,796,219)	38,552	(4,799,466)	30,986

Total comprehensive income	$10,410,770	$2,504	$10,349,286	$87,940

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
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008 (the “PWI Note”). PWI is a related party to the Company as Thomas R. Johnson, President and CEO of Call Now, Inc. is also a Director of both. The PWI Note called for the Company as Noteholder to have the option to convert the entire outstanding principal amount owing to the Noteholder into shares of PWI’s common stock. The conversion price per common share was 2.25 times PWI’s shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003. The conversion price was $2.01 per share. On December 23, 2003 an additional $600,000 was loaned to PWI under similar terms and conditions as the original note. On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into 3,283,582 shares of PWI common stock. On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% or its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. The Company realized other comprehensive income from the increase in value of the PWI common stock of approximately $14,100,000 on this transaction.
On March 31, 2005 the Company entered into a partnership agreement to provide approximately forty-six percent (46%) of the equity for the development of a 270-unit luxury apartment complex to be known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The name of the partnership was originally Stone Oak Development, Ltd. and was changed to The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) on April 26, 2005. ECR Ltd. closed on the purchase of the 19.739 acre development site on May 2, 2005. The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”). The Company owns the largest interest in Stone Oak Prime, L.P. (“Limited Partner”) at forty-eight percent (48%). Other partners of the Limited Partner include Thomas R. Johnson, President and CEO of the Company, Christopher J. Hall, the majority shareholder of the Company, and Bryan P. Brown, President of REG. The General Partner is required to fund five percent (5%) of the equity and the Limited Partner is required to fund ninety-five percent (95%).
The total development cost is projected to be $32.6 million and the Company’s equity obligation is projected to be $1.78 million. As a Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At June 30, 2006, the Company’s investment totaled $1,784,100.
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
Valuation of Marketable Securities
Investments in publicly traded equity securities are generally based on quoted market prices. However, the investments in the RDC Series A and B bonds represent debt securities and there is no readily available quoted market price as these securities are owned by a limited number of holders. The Series A bonds have been valued at $150,000, which represents the pro rata share of the underlying value of the collateral (the Retama Park horse track facility). The Series B bonds are classified as held to maturity and reported at their cost basis of $1,077,463 due to the uncertainty of payment of principal and interest in the foreseeable future. Based on the appraisal of the real estate and facilities, the net collateral value available for the Series B bonds is sufficient to support the carrying value (cost) of the bonds.
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
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005
RESULTS OF OPERATIONS
a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months ended June 30, 2006 was $1,509,829 compared to $1,534,694 for the three months ended June 30, 2005. Revenue for the six months ended June 30, 2006 was $2,518,525 compared to

$2,576,775 for the six months ended June 30, 2005. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the slight decline in the three month and six month results reflect a reduction in staffing needs at Retama Park.
     Interest Income
Interest income for the three months and six months ended June 30, 2006 were $203,372 and $364,257, respectively. Interest income for the three months and six months ended June 30, 2005 were $159,172 and $363,115, respectively. The decrease in interest revenue for the current quarter is largely attributable to the Company’s conversion of the $6,600,000 PWI Note on June 30, 2005 into PWI common stock. The PWI Note paid interest of 5% over “Broker’s Call Rate”. The loss of interest income from the PWI Note was partially offset with the acquisition of other interest bearing investments.
b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months ended June 30, 2006 was $1,630,098 compared to $1,631,441 for the three months ended June 30, 2005. Operating expenses for the six months ended June 30, 2006 was $2,709,051 compared to $2,731,887 for the six months ended June 30, 2005. The effect on the Company’s operating expenses is the same as detailed in the discussion from the Revenue section. As a result, payroll and payroll related expenses also experienced a slight decline due to reduced staffing needs at Retama Park.
     Income Tax
The income tax expense for the three months and six months ended June 30, 2006 were $497,793 and $415,099, respectively. This compares to the income tax expense for the three months and six months ended June 30, 2005 of $75,040 and $113,176, respectively. The significant increase in income tax expense is directly related to the gain realized on the sale of the Penson Worldwide, Inc. common stock shares at the Initial Public Offering.
LIQUIDITY AND CAPITAL RESOURCES
During the six months ended June 30, 2006, the Company’s operating activities used cash of $453,955 compared to $1,579 cash provided for the six months ended June 30, 2005. The increase in cash used for operating activities is due to the adjustment for Other Income from the Income Statement as a result of the gain realized on the sale of the Penson Worldwide, Inc. common stock at the Initial Public Offering.
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
In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions”, which supplements FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position. In evaluating whether the probable recognition threshold has been met, this interpretation requires the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is consistent with its use in FASB Statement No. 5, “Accounting Contingencies”, to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). The interpretation is effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of this Interpretation.
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
Call Now, Inc.

/s/ Thomas R. Johnson Thomas R. Johnson Chief Executive Officer and Chief Financial Officer August 4, 2006