Form 10QSB
period 2006-09-30
CALL NOW INC
filed 2006-11-13
CIK 869484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	65-0337175
(State of Incorporation)	(IRS Employer Identification No.)
1 Retama Parkway, Selma, TX 78154
(Address of principal executive offices)
(210) 651-7145
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate number of shares issued and outstanding of the issuer’s common stock as of November 1, 2006 was 3,130,885 shares of $.001 par value.
Transitional Small Business Disclosure Format (Check One): Yes ☐      No ☑

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$230,166	$43,631
Accounts receivable	297,069	137,069
Marketable securities:
Related party	20,300,050	—
Others	4,671,766	5,063,708
Other current assets	221,170	100,648

Total current assets	25,720,221	5,345,056

Long-Term Assets:
Marketable securities – related party	1,227,463	1,227,463
Investments:
Related party	—	6,600,000
Others	2,169,538	1,260,000
Notes and interest receivable	2,814,664	2,155,439
Deferred tax asset	124,666	324,953

Total long-term assets	6,336,331	11,567,855

Total Assets	$32,056,552	$16,912,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$295,687	$131,302
Margin loan payable – related party	9,466,683	10,619,017
Deferred tax payable	5,186,677	—

Total current liabilities	14,949,047	10,750,319

Minority Interest in Consolidated Subsidiary	3,667	4,514

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,293,741 issued and 3,130,885 outstanding	3,293	3,293
Additional paid-in-capital	7,038,153	7,038,153
Treasury stock, at cost, 162,856 shares	(449,750)	(449,750)
Accumulated other comprehensive income	10,068,256	100,611
Retained earnings (deficit)	443,886	(534,229)

Total stockholders’ equity	17,103,838	6,158,078

Total Liabilities and Stockholders’ Equity	$32,056,552	$16,912,911

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$1,412,247	$1,580,554	$3,810,772	$4,037,329
Management fees	60,000	60,000	180,000	180,000

Total revenues	1,472,247	1,640,554	3,990,772	4,217,329

Expenses
Payroll and payroll related expenses	1,440,747	1,609,054	3,896,272	4,122,829
Other management expenses	30,000	30,000	98,736	80,000
Corporate general and administrative operations	117,471	106,034	302,261	274,146

Total expenses	1,588,218	1,745,088	4,297,269	4,476,975

Net Operating (Loss)	(115,971)	(104,534)	(306,497)	(259,646)

Other Income (Expenses)
Interest income — related party	—	—	—	308,708
Interest income — others	158,994	47,602	523,251	102,009
Gain on sales of marketable securities	62,105	3,963	1,812,938	178,790
Interest expense — related party	(228,621)	(111,227)	(706,558)	(230,192)

Total other income	(7,522)	(59,662)	1,629,631	359,315

Income (loss) before minority interest and income taxes	(123,493)	(164,196)	1,323,134	99,669

Minority interest in income of subsidiary	(300)	(300)	847	(2,900)

Income (loss) before income taxes	(123,793)	(164,496)	1,323,981	96,769

Income tax expense (benefit)	(69,233)	(48,965)	345,866	64,211

Net Income (Loss)	$(54,560)	$(115,531)	$978,115	$32,558

Per Share Data

Basic and diluted income (loss) per share	$(.02)	$(.04)	$.31	$.01

Weighted average common shares outstanding:
Basic	3,130,885	2,997,552	3,130,885	2,997,552
Dilutive	3,130,885	2,997,552	3,157,594	3,141,741
See notes to consolidated financial statements

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$978,115	$32,558
Adjustments to reconcile net income to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(1,812,938)	(178,790)
Minority interest	(847)	2,900
Deferred taxes	252,116	64,211
Changes in operating assets and liabilities:
Accounts receivable	(160,000)	(60,000)
Other assets	(779,747)	(68,809)
Accounts payable and accrued expenses	164,385	12,828

Net Cash (Used) by Operating Activities	(1,358,916)	(195,102)

Investing Activities
Proceeds from sales of available-for-sale marketable securities and investments	7,992,249	2,667,563
Purchase of available -for-sale marketable securities	(4,770,364)	(2,236,870)
Purchase of other investments	(524,100)	(1,260,000)

Net Cash Provided (Used) by Investing Activities	2,697,785	(834,307)

Financing Activities
Margin loan proceeds	(1,152,334)	1,058,313

Net Cash Provided (Used) by Financing Activities	(1,152,334)	1,058,313

Net Change in Cash	186,535	33,904

Cash at beginning of period	43,631	18,716

Cash at End of Period	$230,166	$52,620

Supplemental Disclosures

Interest paid in cash	$706,558	$230,192
Federal income taxes paid in cash	93,750	—
Conversion of note receivable to investment in affiliate	—	6,600,000
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
Marketable Securities and Investments: The Company classifies its investment portfolio as either held to maturity, available-for-sale, or trading. At September 30, 2006, all of the Company’s marketable securities were available-for-sale except the RDC Series B bonds. The Series B Bonds are classified as held to maturity and reported at their cost basis of $1,077,463 due to the uncertainty of the payment of interest and principal in the foreseeable future, the subordinate lien on the collateral and the lack of an actively traded market for the bonds. Securities available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.
Marketable securities and investments that do not trade in an active market are valued based on the best information available to Management. The investment, others and investment in affiliates are currently valued at cost. Impairments are recorded to the Company’s carrying value on at least an annual basis.
Reclassifications: Certain amounts from the prior periods have been reclassified for comparative purposes to the current period.
NOTE 2 – STOCK BASED COMPENSATION
The Company does not have a stock-based compensation plan; however, in past years, certain options have been granted (non-qualified stock options) to its Directors and Officers. The Company adopted SFAS No. 123R,

“Accounting for Stock-Based Compensation,” on January 1, 2006, using the modified-prospective transition method. The Company has 33,334 options exercisable at December 31, 2005 and September 30, 2006, with a weighted average exercise price of $1.59 per share. There were no unvested options at December 31, 2005 or September 30, 2006. No options were granted in 2005 or through September 30, 2006.
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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30
	2006	2005	2006	2005
Net income (loss) as reported	$(54,560)	$(115,531)	$978,115	$32,558

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects - no options awarded in the three or nine months ended September 30, 2006 or 2005	—	—	—	—

Pro forma earnings (loss)	$(54,560)	$(115,531)	$978,115	$32,558

Earnings (loss) per common share:
Basic, as reported	$(0.02)	$(0.04)	$0.31	$0.01
Basic, pro forma	(0.02)	(0.04)	0.31	0.01
Diluted, as reported	(0.02)	(0.04)	0.31	0.01
Diluted, pro forma	(0.02)	(0.04)	0.31	0.01
NOTE 3 – MARGIN LOAN PAYABLE – PENSON FINANCIAL SERVICES, INC.
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at brokers call rate plus 2.70%, which was 9.70% as of September 30, 2006. The balance of the margin loan was $9,466,683 at September 30, 2006 and $10,619,017 at December 31, 2005. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan for the three months ended September 30, 2006 and 2005 of $228,621 and $111,227, respectively, and for the nine months ended September 30, 2006 and 2005 of $706,558 and $230,192, respectively.
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

     The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended September 30, 2006
Basic EPS:
Net (loss)	$(54,560)	3,130,885	$(0.02)
Effect of dilutive options	—	—	—

Dilutive EPS	$(54,560)	3,130,885	$(0.02)

Three Months Ended September 30, 2005
Basic EPS:
Net (loss)	$(115,531)	2,997,552	$(0.04)
Effect of dilutive options	—	—	—

Dilutive EPS	$(115,531)	2,997,552	$(0.04)

Nine Months Ended September 30, 2006
Basic EPS:
Net Income	$978,115	3,130,885	$0.31
Effect of dilutive shares	—	26,709	—

Dilutive EPS	$978,115	3,157,594	$0.31

Nine Months Ended September 30, 2005
Basic EPS:
Net Income	$32,558	2,997,552	$0.01
Effect of dilutive options	—	144,189	—

Dilutive EPS	$32,558	3,141,741	$0.01

NOTE 5 – RELATED PARTY TRANSACTIONS
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
The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of PWI, with a balance of $9,466,683 as of September 30, 2006. PWI is considered a related party as the President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
NOTE 6 – OTHER INVESTMENTS
The Company has purchased a limited partnership interest, with a cost basis of $1,784,100 at September 30, 2006, in a 270-unit luxury apartment complex under development in the master planned community of Stone Oak in San

Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston.
Also included in Other Investments is the Company’s ownership interest in SAMCO, with a cost basis of $385,438. SAMCO is a privately held company and the investment is considered as long-term.
NOTE 7 – CONTINGENCY
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
The IRS has completed examinations of the Company’s tax returns for the years 2000 through 2004. As a result of the examinations, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the RDC Series A bonds in the total amount of $598,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. The Company filed a formal appeal with the IRS with respect to the IRS examinations. Accordingly, as required by SFAS No. 5, “Accounting for Contingencies”, this contingency is disclosed, but an accrual is not included in the financial statements at September 30, 2006.
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
NOTE 8 – COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) as reported	$(54,560)	$(115,531)	$978,115	$32,558

Other comprehensive income:
Change in fair market value of available-for-sale securities	986,416	68,012	15,102,493	(23,123)
Income tax effect	(335,381)	(23,124)	(5,134,848)	7,862

Total comprehensive income (loss)	$596,475	$(70,643)	$10,945,760	$17,297

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
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008 (the “PWI Note”). PWI is a related party to the Company as Thomas R. Johnson, President and CEO of Call Now, Inc. is also a Director of both. The PWI Note called for the Company as Noteholder to have the option to convert the entire outstanding principal amount owing to the Noteholder into shares of PWI’s common stock. The conversion price per common share was 2.25 times PWI’s shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003. The conversion price was $2.01 per share. On December 23, 2003 an additional $600,000 was loaned to PWI under similar terms and conditions as the original note. On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into 3,283,582 shares of PWI common stock (see Valuation of Investment in Related Party). On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% or its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. The Company realized other comprehensive income from the increase in value of the PWI common stock of approximately $14,100,000 on this transaction.
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
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005 RESULTS OF OPERATIONS
a. Revenues and Other Income
  Revenue
The Company’s revenue for the three months ended September 30, 2006 was $1,472,247 compared to $1,640,554 for the three months ended September 30, 2005. Revenue for the nine months ended September 30, 2006 was $3,990,772 compared to $4,217,329 for the nine months ended September 30, 2005. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the decline in revenue for the three month and nine month period ending September 30, 2006 as compared to the same periods in 2005 is attributable to fewer race dates in 2006 as compared to 2005 due to the thoroughbred meet starting on August 11, 2006 as compared to the prior year’s opening day of August 5, 2005. A reduction in the number of racing days in the third quarter of 2006 reduces the staffing requirements for the period and, therefore, the amount that is reimbursed to REG.
  Interest Income
Interest income for the three months and nine months ended September 30, 2006 were $158,994 and $523,251, respectively. Interest income for the three months and nine months ended September 30, 2005 were $47,602 and $410,717, respectively. The increase in interest income for the three month and nine month periods ending September 30, 2006 as compared to the same time periods in 2005 is attributable to additional holdings of interest bearing investments.
b. Expenses
  Cost and Other Expenses of Revenues
Operating expenses for the three months ended September 30, 2006 was $1,588,218 compared to $1,745,088 for the three months ended September 30, 2005. Operating expenses for the nine months ended September 30, 2006 was $4,297,269 compared to $4,476,975 for the nine months ended September 30, 2005. The effect on the Company’s operating expenses is the same as detailed in the discussion from the Revenue section. As a result, payroll and payroll related expenses also experienced a decline due to reduced staffing needs at Retama Park.
  Income Tax
The income tax benefit for the three months ended September 30, 2006 was $69,233. The income tax expense for the nine months ended September 30, 2006 was $345,866. This compares to the income tax benefit for the three months ended September 30, 2005 of $48,965, and an income tax expense for the nine months ended September 30, 2005 of $64,211. The change in the income tax expense and benefit is attributable to a change operating income due to gains realized on marketable securities.
LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended September 30, 2006, the Company’s operating activities used cash of $1,358,916 compared to $195,102 cash used for the nine months ended September 30, 2005. The increase in cash used for operating activities is due to the adjustment for Other Income from the Income Statement as a result of the gain realized on the sale of the Penson Worldwide, Inc. common stock at the Initial Public Offering.
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
November 10, 2006