Form 10KSB
period 2006-12-31
CALL NOW INC
filed 2007-03-27
CIK 869484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006
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
COMMON STOCK, $.001 par value per share
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State issuer’s revenues for year ended December 31, 2006: $5,325,578.
The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at February 26, 2007 was $3,474,754.
The number of shares outstanding of the issuer’s common equity is: 3,164,219 shares of common stock, as of February 26, 2007.
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
On April 7, 1997, the Company acquired the balance of the RDC bonds for a total cost of $3,187,728. At December 31, 1997 the Company’s total holdings of RDC bonds were: (a) 1997 Series A 7% bonds — $7,000,000 and (b) 1997 Series B 8% bonds — $86,925,000.
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
The Company, in association with other Texas racing interests, continues to pursue a legislative agenda that would allow for additional forms of gaming, such as Electronic Gaming Machines (“EGM”), at Texas racetracks. There can be no assurance that this effort will be successful.
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008 (the “PWI Note”). PWI is affiliated to the Company as Thomas R. Johnson, President and CEO of Call Now, Inc., is also a Director of both companies. Interest on the note was 5% above the “Broker’s Call Rate” was paid monthly. The PWI Note also called for the Company to have the option to convert the entire outstanding principal amount into shares of PWI’s common stock. The conversion price per common share was 2.25 times PWI’s shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003, which equated to $2.01 per share. On December 23, 2003 an additional $600,000 was loaned to PWI under similar terms and conditions as the original note.

On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into 3,283,582 shares of PWI common stock.
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO, resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represent an approximate 7.29% interest in that company; and 1,130,922 shares of the publicly traded PWI common stock.
The Company has maintained an investment account with Penson Financial Services, Inc., a wholly owned subsidiary of PWI, since 1999. On December 31, 2006, the Company had a margin loan in this account in the amount of $9,960,937, which is collateralized by a portion of its marketable securities.
On March 31, 2005 the Company entered into a partnership agreement to provide approximately 46% of the equity for the development of a 270-unit luxury apartment complex to be known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) closed on the purchase of the 19.739 acre development site on May 2, 2005. The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”) that will also serve as the management company of the property upon completion. The Company owns the largest interest in Stone Oak Prime, L.P. (“Limited Partner”) at 48%. Other partners of the Limited Partner include Thomas R. Johnson, President, CEO and Director of the Company, Christopher J. Hall, the majority shareholder and Director of the Company, and Bryan P. Brown, President of REG and Director of the Company. The General Partner is required to fund 5% of the equity and the Limited Partner is required to fund 95%. As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General Partner and 50% to the Limited Partner. As of December 31, 2006, the Company’s investment totaled approximately $1.78 million.
On December 11, 2006 the Company entered into a partnership agreement to provide 95% of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full-service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serve as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid 50% to the general partner and 50% to the limited partner. As of December 31, 2006, the Company’s investment totaled approximately $1.6 million.
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
The Company has an equity interest in a partnership developing a 270-unit apartment complex which is further described above in Item 1.
The Company has an equity interest in a partnership that owns a 156-unit dormitory which is further described above in Item 1.
ITEM 3. LEGAL PROCEEDINGS.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
On May 26, 2006, the Company held its annual meeting of stockholders.
At the meeting:
William M. Allen, Bryan P. Brown, Christopher J. Hall and Thomas R. Johnson were elected to the Board of Directors. All nominees received 2,518,367 “for” votes, 0 “against” votes, with 0 “abstaining” or “withheld”.
The recommendation of the selection of Akin, Doherty, Klein & Feuge, P.C. as the Company’s independent auditors for the year ending December 31, 2006 was ratified by a vote of 2,518,349 “for” votes, 0 “against” votes, and 18 “abstaining”.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
The Company’s Common Stock trades on the NASDAQ over-the-counter market under the symbol “CLNW”. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

FISCAL YEAR 2005	HIGH BID	LOW BID
1st Quarter	$7.55	$6.10
2nd Quarter	7.50	4.75
3rd Quarter	6.25	4.75
4th Quarter	7.25	6.25

FISCAL YEAR 2006	HIGH BID	LOW BID
1st Quarter	$8.00	$6.25
2nd Quarter	10.00	5.95
3rd Quarter	11.00	8.00
4th Quarter	15.00	7.00
The Company has never declared or paid cash or stock dividends and has no present plans to pay any such dividends in the foreseeable future. There are no restrictions that limit the Company’s ability to pay dividends. As of February 26, 2007 there were approximately 317 registered holders of record of the Company’s common stock.
Recent Sales of Unregistered Securities
The following provides information concerning all sales of our securities which the Company made in the year ended December 31, 2006 which were not registered under the Securities Act of 1933.

In the quarter ended December 31, 2006, the Company sold 33,334 shares of our common stock to the following accredited investor for $53,001 ($1.59 per share) pursuant to the exercise of stock options approved for issuance by the board of directors. The shareholder who purchased the forgoing shares, whom is an officer and a director of the Company, signed a subscription agreement acknowledging that the shares were not registered under the Securities Act of 1933, and could only be sold under a registration or exemption from registration. Each certificate for such shares contains a restrictive legend concerning the foregoing restrictions on transfer and a stop transfer order has been lodged against such shares.

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
The Company owns both Senior Series A Bonds and Subordinate Series B Bonds as detailed in the chart below.

	Senior	Subordinate
Retama Development Corporation Special	Series A Bonds	Series B Bonds
Facilities Revenue Bonds, Dated 1997	7% due 9/1/33	8% due 9/1/33
Total Bonds Outstanding at December 31, 2006	$6,430,000	$86,925,000
Bonds owned by Call Now, Inc. at December 31, 2006	$150,000	$43,962,500
Carrying Value of Call Now, Inc. position at December 31, 2006 as reported on the balance sheet	$150,000	$-0-
The Series A bonds are subject to an annual mandatory sinking fund redemption. As of December 31, 2006, a total of $570,000 of the original $7,000,000 Series A bonds have been redeemed through the sinking fund. The Company recognizes a carrying value on the balance sheet at face value, or $150,000.

In accordance with FAS 115, the Company has fully impaired the Series B bonds based on the limited available market, the uncertainty of principal or interest payments to be made in the foreseeable future and the subordinated lien on the collateral.
Penson Worldwide, Inc.
On June 26, 2003 the Company invested $6,000,000 in Penson Worldwide, Inc. (“PWI”) of Dallas, Texas. On December 23, 2003, an additional $600,000 was loaned to PWI. PWI is a leading provider of a broad range of critical securities-processing infrastructure products and services to the global securities and investment industry. Their products and services include securities and futures clearing, margin lending, facilities management, technology and other related offerings to broker-dealers, investment funds, banks and financial technology.
The investment in PWI was made in the form of a convertible promissory note maturing on June 26, 2008 (the “PWI Note”). Interest on the note was 5% above the “Broker’s Call Rate” to be paid monthly. The PWI Note also called for the Company as noteholder to have the option to convert the entire outstanding principal amount into shares of PWI’s common stock. The conversion price per common share was 2.25 times PWI’s shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003, which equated to $2.01 per share.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represent an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. As of December 31, 2006 the Company realized other comprehensive income from the increase in value of the PWI common stock of approximately $25,543,000.
The Estates at Canyon Ridge
On March 31, 2005 the Company entered into a partnership agreement to provide approximately 46% of the equity for the development of a 270-unit luxury apartment complex to be known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) closed on the purchase of the 19.739 acre development site on May 2, 2005. The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”). The Company owns the largest interest in Stone Oak Prime, L.P. (“Limited Partner”) at 48%. Other partners of the Limited Partner include Thomas R. Johnson, President, CEO and director of the Company, Christopher J. Hall, the majority shareholder and director of the Company, and Bryan P. Brown, CEO of Retama Entertainment Group, Inc. and director of the Company. The General Partner is required to fund 5% of the equity and the Limited Partner is required to fund 95%.
As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General Partner and 50% to the Limited Partner. At December 31, 2006, the Company’s investment totaled approximately $1.78 million.

The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide 95% of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full-service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serve as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid 50% to the general partner and 50% to the limited partner. As of December 31, 2006, the Company’s investment totaled approximately $1.6 million.
Investment Company Act
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
If the Company were deemed an investment company under the 1940 Act and failed to qualify for an exemption, the Company would have to modify how it conducts business in order to conform to the Act. The 1940 Act places significant restrictions on the capital structure and corporate governance of a registered investment company, and materially restricts its ability to conduct transactions with affiliates. Such changes could have a material adverse affect on the Company’s business, results of operations and financial condition.
In addition, if the Company is deemed to have been an investment company and did not register under the 1940 Act, it would be in violation of the 1940 Act and would be prohibited from engaging in business or certain other types of transactions and could be subject to civil and criminal actions for doing so. In addition, the Company’s contracts would be voidable and a court could appoint a receiver to take control and liquidate it.
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
Valuation of Marketable Securities
Investments in equity securities are generally based on quoted market prices. However, the investments in the RDC Series A and B bonds represent debt securities, and there is no readily available quoted market price as these securities are owned by a limited number of holders. The Series A bonds are classified as available-for-sale and have been valued at their face value as supported by the underlying value of the collateral (the Retama Park racetrack facility). We obtained a complete appraisal of the racetrack land and improvements in June 2005, and based our valuation of the Series A bonds on our percentage ownership. The Company has fully impaired the Series B bonds based on the limited available market, the uncertainty of principal or interest payments and the subordinate lien on the collateral.
Valuation of Penson Worldwide, Inc. Common Stock
The Penson Worldwide, Inc. (“PWI”) (Nasdaq: PNSN) common stock is valued at the market value of the shares held by the Company at the close of business on December 29, 2006, the last trading day of the fiscal year. Based on a closing price of $27.41/share and a position of 1,130,922 shares, the Company’s holdings of PWI common stock is valued at $30,998,572 as of December 31, 2006.
Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company also has tax net operating loss carryforwards which result in the recognition of a deferred tax asset, and unrealized gains on marketable securities which result in the recognition of a deferred tax liability.
YEAR ENDED DECEMBER 31, 2006 COMPARED TO 2005
RESULTS OF OPERATIONS
     a. Revenues and Other Income
          Revenue
The Company’s revenue for the year ended December 31, 2006 was $5,325,578 compared to $5,195,279 for the year ended December 31, 2005. The improvement in revenue is largely attributed to an increase in Thoroughbred racing days in 2006 as compared to 2005. As discussed in the “Retama Park Racetrack – Management” section under Item 6 in the preceding section, the Company’s revenue is directly related to the reimbursement of payroll and payroll related expenses of the racetrack. Therefore, additional race days result in additional staffing requirements and, consequently, additional reimbursements to the Company.
          Interest Income
Interest income for the year ended December 31, 2006 was $616,605 compared to $576,128 for the year ended December 31, 2005. The increase was due primarily to increased holdings of municipal bonds.
     b. Expenses
          Cost and Other Expenses of Revenues
Operating expense for the year ended December 31, 2006 was $5,779,737 compared to $5,591,148 for the year ended December 31, 2005. The increase in operating expense in 2006 as compared to 2005 is also largely attributable to the increased Thoroughbred race days at Retama Park in 2006.
          Income Tax
The Company has recognized a tax benefit in each of the past two years, due in part to a portion of its interest income being non-taxable from municipal bonds. The income tax benefit increased from $12,664 in 2005 to $107,651 in 2006.

     Other Comprehensive Income
In 2006, the Company recognized other comprehensive income of $16,908,161, net of related taxes, primarily on the increase in fair market value of its investments in Penson Worldwide, Inc. common stock following that company’s initial public offering in May 2006, and additional increase in the trading price of the stock at year end. Other comprehensive loss in 2005 was $60,589, net of taxes.
LIQUIDITY AND CAPITAL RESOURCES
During the year ended December 31, 2006, the Company’s operating activities used cash of $1,004,040 compared to $458,796 used for the year ended December 31, 2005. The increase in cash used by operating activities is largely attributed to the capital gain realized on the sale of the PWI common stock at the IPO that is not recognized as cash available for operating activities.
As discussed in Note 5 to the audited financial statements, the Company maintains an investment account that utilizes a margin loan collateralized by the Company’s marketable securities. As of December 31, 2006 the available balance of that margin loan was approximately of $1.0 million. As a result of this availability of funds, combined with the liquidity provided by the IPO of the PWI shares, management of the Company believes it has adequate financial resources to fund its operations for the current fiscal year.
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
Concentration of Assets
As of December 31, 2006 the Company held one asset, the Penson Worldwide, Inc. (“PWI”) common stock, whose value represented a majority of the total assets of the Company. Any significant decline in the fair market value of this asset may negatively impact the financial position and operations of the Company.
Limited Liquidity Available in the Secondary Market
As detailed in Item 11 of this report, a director of the Company holds 89.70% of the outstanding common stock of the Company as of February 26, 2007. Given the majority position held by a single shareholder and the shareholder’s position as a director of the Company, there remains a relatively small amount of shares available in the public float. A limited float may have the effect of reducing the number of buyers and sellers of the Company’s stock, and as a result, negatively impact the liquidity of the Company’s common stock.
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
ITEM 7. FINANCIAL STATEMENTS
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Call Now, Inc. and Subsidiary
San Antonio, Texas
We have audited the accompanying consolidated balance sheet of Call Now, Inc. and Subsidiary (collectively referred to as “the Company”) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each year in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Call Now, Inc. and Subsidiary as of December 31, 2006, and the consolidated results of their operations and their cash flows for each year in the two-year period then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed it’s method of accounting for share based compensation.

/s/ Akin, Doherty, Klein & Feuge, P.C. Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
March 9, 2007

CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheet

December 31,
2006
ASSETS

Current Assets:
Cash and equivalents	$135,071
Accounts receivable	243,069
Marketable securities	34,040,775
Other current assets	341,536

Total current assets	34,760,451
Long-Term Assets:
Marketable securities – Retama Development Corp.	150,000
Investment – affiliate	385,438
Investment – other	3,560,660
Notes and interest receivable	2,866,336
Deferred tax asset	484,433

Total long-term assets	7,446,867

Total Assets	$42,207,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$258,024
Margin loan payable – affiliate	9,960,937
Deferred taxes payable	8,762,095

Total current liabilities	18,981,056

Minority Interest in Consolidated Subsidiary	3,967

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 3,164,219 outstanding	3,327
Additional paid-in-capital	7,091,120
Treasury stock, at cost, 162,856 shares	(449,750)
Accumulated other comprehensive income	17,008,772
Retained earnings	(431,174)

Total stockholders’ equity	23,222,295

Total Liabilities and Stockholders’ Equity	$42,207,318

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31
	2006	2005
Revenues
Reimbursement of payroll and payroll related expenses	$5,085,578	$4,955,279
Management fees	240,000	240,000

Total revenues	5,325,578	5,195,279

Expenses
Payroll and payroll related expenses	5,208,314	5,069,279
Other management expenses	120,000	110,000
Corporate general and administrative operations	451,423	411,869

Total expenses	5,779,737	5,591,148

Net Operating (Loss)	(454,159)	(365,869)

Other Income (Expenses)
Interest income – affiliate	—	308,708
Interest income – others	616,605	267,420
Gain on sales of marketable securities	1,856,194	208,394
Loss on impairment	(1,077,462)	—
Interest expense – affiliate	(946,321)	(418,999)

Total other income	449,016	395,523

(Loss) before minority interest and income taxes	(5,143)	(30,346)

Minority interest in income of subsidiary	547	(3,200)

(Loss) before income taxes	(4,596)	(33,546)

Income tax expense (benefit)	(107,651)	(12,664)

Net Income (Loss)	$103,055	$(20,882)

Earnings (Loss) Per Share

Basic and diluted	$.03	$(.01)

Weighted average common shares outstanding:
Basic	3,135,006	3,017,149
Dilutive	3,135,006	3,017,149
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
			Additional			Other	Retained	Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity

Balance, December 31, 2004	3,160,407	$3,160	$6,888,286	162,856	$(449,750)	$161,200	$(513,347)	$5,925,531

Issuance of common stock	133,334	133	149,867	—	—	—	—	150,000

Comprehensive income:
Net (loss)	—	—	—	—	—	—	(20,882)	(20,882)
Unrealized (loss) on securities, net of
$(25,000) of income taxes	—	—	—	—	—	(60,589)	—	(60,589)
Total comprehensive (loss)	—	—	—	—	—	—	—	(81,471)

Balance, December 31, 2005	3,293,741	3,293	7,038,153	162,856	(449,750)	100,611	(534,229)	6,158,078

Issuance of common stock	33,334	34	52,967	—	—	—	—	53,001

Comprehensive income:
Net income	—	—	—	—	—	—	103,055	103,055
Unrealized gain on securities, net of
$(8,710,000) in income taxes	—	—	—	—	—	16,908,161	—	16,908,161
Total comprehensive income	—	—	—	—	—	—	—	17,011,216

Balance, December 31, 2006	3,327,075	$3,327	$7,091,120	162,856	$(449,750)	$17,008,772	$(431,174)	$23,222,295

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Years Ended December 31
	2006	2005
Operating Activities
Net income (loss)	$103,055	$(20,882)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(1,856,194)	(208,394)
Loss on impairment	1,077,462	—
Minority interest	(547)	3,200
Deferred income taxes	(107,651)	(12,664)
Changes in operating assets and liabilities:
Accounts receivable	(106,000)	(6,000)
Other assets	(240,887)	(173,045)
Accounts payable and accrued expenses	126,722	(41,011)

Net Cash (Used) by Operating Activities	(1,004,040)	(458,796)

Investing Activities
Advances on notes receivable	(710,897)	(25,000)
Proceeds from sales of available-for-sale marketable securities	9,482,480	2,742,562
Purchase of available-for-sale marketable securities	(4,770,363)	(7,155,678)
Purchase of other long-term investments	(2,300,660)	(1,260,000)

Net Cash Provided (Used) by Investing Activities	1,700,560	(5,698,116)

Financing Activities
Margin loan proceeds (repayments)	(658,080)	6,031,826
Issuance of common stock	53,001	150,000

Net Cash Provided (Used) by Financing Activities	(605,079)	6,181,826

Net Change in Cash	91,441	24,914

Cash at beginning of year	43,630	18,716

Cash at End of Year	$135,071	$43,630

Supplemental Disclosures
Interest paid in cash	$946,321	$418,999
Federal income taxes paid in cash	93,750	—
Conversion of note receivable to investment in common stock	—	6,600,000
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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
Accounts Receivable: Accounts receivable are reported at outstanding principal, net of an allowance for doubtful accounts of $-0- at December 31, 2006. The allowance for doubtful accounts is determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.
Marketable Securities: The Company classifies its investment portfolio as held-to-maturity, available-for-sale, or trading. At December 31, 2006, all of the Company’s marketable securities were available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
Securities that do not trade in an active market are valued based on the best information available to Management. Impairments are reviewed on at least an annual basis. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.
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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
NOTE 1 – SUMMARY OF ACCOUNTING POLICIES – continued
Interest and dividend income is recognized as earned on its investments, except for the RDC Series B bonds. The Company does not recognize interest income on the RDC Series B bonds (see Note 3) as the Company does not expect to realize such interest in the foreseeable future.
Earnings (Loss) Per Common Stock: Basic earnings (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.
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
At December 31, 2006, the Company’s investment in Penson Worldwide, Inc. common stock totaled $30,998,572, or 73% of the Company’s total assets. Any significant decline in the fair market value of this asset would negatively impact the financial position of the Company.
Notes receivable due from the RDC are collateralized by real estate (see Note 3).
Fair Value of Financial Instruments: Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are reflected in the accompanying consolidated financial statements at cost, which approximates fair value because of the short-term maturity of these instruments. Marketable securities are recorded at fair value, with a majority of such securities being traded in an active market.
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
Stock Based Compensation: On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006.
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of December 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for the prior period have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no impact to the Company for adopting SFAS 123(R) in 2006 as there were no options granted in 2006, and no options granted in prior years vested in 2006.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
NOTE 1 – SUMMARY OF ACCOUNTING POLICIES – continued
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation for the year ended December 31, 2005:

2005
Net (loss), as reported	$(20,882)

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects – no options awarded in 2005	—

Pro forma (loss)	$(20,882)

(Loss) per common share:
Basic, as reported	$(0.01)
Basic, pro forma	(0.01)
Diluted, as reported	(0.01)
Diluted, pro forma	(0.01)
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
Recent Accounting Pronouncements: On December 16, 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS 123R effective January 1, 2006.
In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions”, an interpretation to FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this interpretation requires the presumption that the tax position will be evaluated during an audit by taxing authorities. The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006, and does not expect its adoption to have a significant impact on its operations or financial position (see Note 11).
Reclassification: Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current presentation.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
NOTE 2 – MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values are as follows at December 31, 2006:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities	$5,465,568	$25,543,003	$—	$31,008,571
Municipal bonds	2,923,220	120,964	(11,980)	3,032,204

	$8,388,788	$25,663,967	$(11,980)	$34,040,775

Non-current Assets, available-for-sale:
RDC Series A bonds	31,121	118,879	—	$150,000

Total available-for-sale securities	$8,419,909	$25,782,846	$(11,980)	$34,190,775

Unrealized gains on marketable securities available-for-sale at December 31, 2006 are shown net of income taxes as a component of stockholders’ equity. The Company’s investment in the RDC Series B bonds was fully impaired in 2006, resulting in a loss of $1,077,462.
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
As part of the bond defeasance agreement, the Company was obligated to lend certain amounts to the RDC to fund any operating losses for up to 2 years. Although the Company is not currently obligated to fund the RDC, it has continued to do so. At December 31, 2006, the total amount funded by the Company to the RDC for its operations includes principal of $2,217,369 plus accrued interest of $648,967. The funding agreement is secured by the racetrack facility.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
NOTE 3 – RETAMA DEVELOPMENT – MARKETABLE SECURITIES AND NOTES RECEIVABLE – continued
The balance of these bonds and notes receivable, all considered long-term, are as follows at December 31, 2006:

	Total	Owned By	Carrying
	Outstanding	Call Now	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,430,000	$150,000	$150,000
RDC Series B bonds	86,925,000	43,962,500	—

Total bonds, long-term			$150,000

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$2,217,369	$2,217,369	$2,217,369
Accrued interest receivable	648,967	648,967	648,967

Total notes and interest receivable			$2,866,336

NOTE 4 – PENSON WORLDWIDE, INC. – INVESTMENT IN AFFILIATE
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008. PWI is affiliated to the Company as the President of Call Now, Inc. is a Director of PWI. The note called for principal payments in the amount of $400,000 to be paid monthly beginning April 26, 2007 and ending on June 26, 2008. Interest on the note was 5% above the “Broker’s Call Rate”, and was to be paid monthly in arrears. The note required the Company, as note holder, to have the option to convert the entire outstanding principal amount into shares of PWI common stock. The conversion price per common share was 2.25 times PWI shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003, which equated to $2.01 per share. On December 23, 2003, an additional $600,000 was loaned to PWI under similar terms and conditions as the original note.
On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI note into PWI common stock, totaling 3,283,582 shares.
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. The SAMCO shares are valued at $385,437 and the PWI common stock is valued at $30,998,572 at December 31, 2006.
NOTE 5 – PENSON FINANCIAL SERVICES, INC. – MARGIN LOAN PAYABLE
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at the brokers call rate plus 2.70% (9.70% at December 31, 2006). The balance of the margin loan was $9,960,937 at year end. The margin loan is collateralized by a portion of the Company’s marketable securities. The Company paid interest on the margin loan of $946,321 in 2006 and $418,999 in 2005.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
NOTE 6 – STOCKHOLDERS’ EQUITY
Preferred Stock: The Company has authorized 266,667 shares of $.001 par value preferred stock, of which 100,000 shares are designated Class A convertible redeemable preferred stock (Class A), 66,667 shares are designated Class B convertible redeemable preferred stock (Class B), and 100,000 are designated as Class C convertible redeemable preferred stock (Class C).
The Class A preferred stock is non-voting, redeemable at the option of the Company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder. The Class A preferred stockholders are entitled to receive an annual dividend of $.30 per share. No Class A shares are outstanding at December 31, 2006.
The Class B preferred stock is non-voting, redeemable at the option of the Company at a price of $100 per share plus accrued but unpaid dividends, and convertible into 100 shares of common stock at the option of the holder. The Class B preferred stockholders are entitled to receive an annual dividend of $6.00 per share. No Class B shares are outstanding at December 31, 2006.
The Class C preferred stock is non-voting, redeemable at the option of the Company at a price of $3.00 per share plus one share of common stock and convertible into one share at the option of the holder. No Class C shares are outstanding at December 31, 2006.
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
Pro forma information regarding net income and earnings per share is included in Note 1 as required by            SFAS No. 123 and uses the Black-Scholes option pricing model. The fair value for these options was estimated at the date of grant with the following weighted-average assumptions for the year ended December 31:

	2006	2005
Risk-free interest rate	*	*
Expected dividend yield	*	*
Expected volatility of common stock	*	*
Expected weighted-average life of option	*	*

*	No grants were awarded during 2006 or 2005
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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
NOTE 6 – STOCKHOLDERS’ EQUITY – continued
A summary of the status of the Company’s non-plan options is as follows for the year ended December 31:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at the beginning of year	33,334	$1.590	173,335	$1.210
Granted	—	—	—	—
Exercised	(33,334)	1.590	(133,334)	1.125
Forfeited	—	—	(6,667)	1.125
Cancelled	—	—	—	—

Outstanding at the end of year	—	—	33,334	$1.590

Options exercisable at year end	—	—	33,334	$1.590

Weighted average contractual life remaining at year-end		—		0.9 yrs.

NOTE 7 – INCOME TAXES
Income tax expense does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income received in each year. The components of the provision for income tax expense (benefit) are as follows at December 31:

	2006	2005
Current Expense (Benefit):
Federal	$(107,651)	$(12,664)

State	—	—

	$(107,651)	$(12,664)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2006:

Deferred tax assets (liabilities):
Net operating loss carryforward	$484,433
Unrealized gains on marketable securities	(8,762,095)
The Company has net operating loss carryforwards for tax purposes of approximately $1,425,000 that begin to expire in the year 2015.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
NOTE 8 – RELATED PARTY TRANSACTIONS
The Company owns 1,130,922 shares of Penson Worldwide, Inc. common stock with a market value of $30,998,572 as of December 31, 2006. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $9,960,937 at December 31, 2006. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
The Company has purchased a limited partnership interest, with a cost basis of $1,784,100 at December 31, 2006, in a 270-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston.
NOTE 9 – MANAGEMENT AGREEMENT
The Company’s agreement to operate and manage the Retama Park racetrack extends through November 1, 2010. The Company is reimbursed for the majority of its payroll and payroll related expenses, and receives a management fee is $20,000 per month, with certain adjustments.
NOTE 10 – EARNINGS PER SHARE
The following reconciles the components of the earnings per share (EPS) computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2006
Basic EPS:
Net income	$103,055	3,135,006	$.03
Effect of dilutive options	—	—	—

Dilutive EPS	$103,055	3,135,006	.03

Year Ended December 31, 2005
Basic EPS:
Net (loss)	$(20,882)	3,017,149	$(0.01)
Effect of dilutive options	—	—	—

Dilutive EPS	$(20,882)	3,017,149	$(0.01)

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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
NOTE 11 – CONTINGENCY – continued
Management has been advised that Retama Development Corporation is vigorously defending itself with respect to this issue.
In August 2005, the IRS completed an examination of the Company’s tax returns for the years 2000 through 2003. As a result of the examination, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the RDC Series A bonds in the total amount of $588,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. The Company has sufficient net operating loss carryforwards to reduce the tax (cash outlay) to $-0-; however, a charge to operations would be incurred of approximately $200,000 due to the resulting increase in the deferred tax liability. Management intends to vigorously defend itself against this assessment, and believes the risk of loss is reasonably possible. Accordingly, as required by Financial Accounting Standards No. 5, “Accounting for Contingencies”, an accrual is not included in the financial statements at December 31, 2006.
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
As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective. During the quarter ended December 31, 2006 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION
None.
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
The directors and executive officers of the Company are as follows:

NAME	AGE	POSITION
William M. Allen	79	Director
Bryan P. Brown	46	Director and CEO of Retama Entertainment Group, Inc.
Christopher J. Hall	48	Director
Thomas R. Johnson	39	Director, President and Chief Executive Officer
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
Bryan P. Brown has served as director since 1997. He was President from 1997 to December 1998. He was previously President of Riverwood, a master planned golf course community in Port Charlotte, Florida. He served as Treasurer of the Mariner Group, Inc. and Assistant Vice President of First Union National Bank and First Republic Bank. He has served as CEO of the Company’s 80% owned subsidiary, Retama Entertainment Group, Inc. since December 1998. Mr. Brown is the son-in-law of Mr. Allen.
Christopher J. Hall was the co-founder and co-owner of Howe, Solomon and Hall, Inc. (“HSH”) from 1985-1998. HSH was a NASD licensed securities firm founded on Wall Street. In 1998 Mr. Hall left to pursue entrepreneurial efforts which include Call Now, Inc. He became a director in November 2001.
Thomas R. Johnson was elected as President, Chief Executive Officer and Director of Call Now, Inc. in November 2001. He has been actively involved with the RDC Bonds for the last five years as an independent fixed-income bond trader and analyst. Mr. Johnson was elected to the Board of Directors of Penson Worldwide, Inc. (“PWI) in August of 2003. Call Now, Inc. owns 1,130,922 shares of PWI common stock. He has been actively involved in the financial restructuring of several large-scale multi-family housing developments. He also has been a fixed-income bond analyst and broker for a municipal bond firm from 1989 to 1999.
Our directors are elected yearly at our annual shareholders’ meeting. Vacancies may be filled with an appointment by the Board of Directors until the next annual meeting. Officers serve until removed or replaced by the Board.
CODE OF ETHICS
The Company has adopted a Business Ethics and Conduct Policy which has been filed as Exhibit 14 to the Annual Report as its code of ethics. This policy is applicable to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer.

ITEM 10.	EXECUTIVE COMPENSATION.
The following table presents compensation information for the year ended December 31, 2006 for the persons who served as our principal executive officer and each of our two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year. We refer to these executive officers as our “named executive officers” elsewhere in this annual report. No bonus payments were made for 2006.

Name and Principal				Options	All Other
Position	Year	Salary	Bonus	Awards	Compensation(1)	Total
Thomas R. Johnson,	2006	$151,923	—	—	$4,000	$155,923
President/CEO
Bryan P. Brown,	2006	$200,000	—	—	$4,000	$204,000
CEO, Retama
Entertainment Group

(1)	Consists of director meeting fees.
EXECUTIVE EMPLOYMENT CONTRACTS
In March 2004, the Company and REG entered into an employment agreement with Thomas R. Johnson (“Johnson”). The terms of the agreement called for a base salary of $125,000 per year. In June 2006, the Company’s Board of Directors approved an increase of Johnson’s annual salary to $175,000. If Electronic Gaming Machines (“EGM”) are authorized for operation at Retama Park, Johnson shall receive a monthly bonus of 1/2% of monthly Net Win generated from EGMs up to $120 million at Retama. For annual net win in excess of $120 million at Retama, Johnson shall receive a monthly bonus of 1/4% of monthly Net Win. In the event of Johnson’s termination upon a Change of Control, Johnson shall receive at closing, one lump sum payment equal to the payment made according to the percentage bonus based on Net Win in the month immediately preceding the Change of Control multiplied by seventy-six (76). The term of Johnson’s employment continues for one (1) year and thereafter for successive terms of one (1) year each unless at the option of either party upon at least thirty days’ prior written notice such employment is terminated at the end of the current term.
In March 2004, REG entered into an employment agreement with Bryan P. Brown (“Brown”) as CEO of REG. The terms of the agreement call for a base salary of $200,000 per year. If EGM are authorized for operation at Retama Park, Brown shall receive bonus compensation of a one-time payment of $100,000 upon the commercial operation of EGMs at Retama. Brown shall receive a monthly bonus of 1/2% of monthly Net Win generated from EGMs up to $120 million at Retama. For annual net win in excess of $120 million at Retama, Brown shall receive a monthly bonus of 1/4% of monthly Net Win. In the event of Brown’s termination upon a Change of Control, Brown shall receive at closing, one lump sum payment equal to the payment made according to the percentage bonus based on Net Win in the month immediately preceding the Change of Control multiplied by seventy-six (76). The term of Brown’s employment continues for one (1) year and thereafter for successive terms of one (1) year each unless at the option of either party upon at least thirty days’ prior written notice such employment is terminated at the end of the current term.
EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2006
The Company does not have any equity compensation plans outstanding as of December 31, 2006. All equity compensation awards have been exercised or expired prior to such date.
DIRECTOR COMPENSATION
Our directors, including our directors who are named executive officers, are paid $1,000 for each board meeting attended. We reimburse our directors for reasonable travel and lodging expenses incurred in attending meetings.
The following table sets forth compensation earned or paid to our non-employee directors in 2006.

	Fees Earned or	Option	Non-equity Incentive	All Other
Name	Paid in Cash	Awards	Plan Compensation	Compensation	Total
William M. Allen	$4,000	—	—	—	$4,000
Christopher J. Hall	$4,000	—	—	—	$4,000

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of February 26, 2007, the beneficial ownership of the Company’s Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company’s Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.

		Percent of
	Number of	Outstanding
Name	Shares	Common Stock
Christopher J. Hall	2,838,207	89.70%
Thomas R. Johnson	93,975	2.97%
Bryan P. Brown	-0-	0%
William M. Allen	-0-	0%
Officers and Directors as a group (4 Persons) 2,932,182   92.67%

ITEM 12.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
As of December 31, 2006, the Company owned 1,130,922 shares of common stock of Penson Worldwide, Inc. with a market value of $30,998,572. In August of 2003, the Company’s President and CEO, Thomas R. Johnson, was elected to the Board of Directors of PWI pursuant to a provision in the original PWI Note which required that PWI use its best efforts to appoint a nominee of the Company to PWI’s board of directors. The Company has maintained an investment account with Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., since 1999. On December 31, 2006, the Company had a margin loan in this account in the amount of $9,960,937, which is collateralized by its marketable securities.
The Company has purchased a limited partnership interest, with a cost basis of $1,784,100 at December 31, 2006, in The Estates at Canyon Ridge, a 270-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG, each of whom is also a director of the Company. The general partner is an unrelated real estate development company based in Houston.
DIRECTOR INDEPENDENCE
The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules. Because more than 50% of our voting power is held by Christopher J. Hall, we would be considered a “controlled company” under such rules and would not be subject to the requirements of NASDAQ Rule 4350(c) that would otherwise require us to have (i) a majority of independent directors on the Board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

The Board has determined that director Christopher J. Hall is an independent director within The NASDAQ Stock Market’s director independence standards and that directors Thomas R. Johnson, Bryan P. Brown and William M. Allen are not independent. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. The Board has not designated a separate compensation or nominating committee.
AUDIT COMMITTEE
The Board of Directors has not designated a separate audit committee and the functions of such committee are conducted by the entire Board, whose members are named above. The Board has determined that Thomas R. Johnson is an audit committee financial expert and that Mr. Johnson in not an independent director.
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.
(a) Certain exhibits listed below are incorporated by reference to previously filed registration statements and reports as indicated in the Incorporated by Reference Note column and notes below.

EXHIBIT		INC. BY
NO.		REF. NOTE	DESCRIPTION
3(a)	—	A	Articles of Incorporation of Registrant as filed with the Secretary of State of Nevada on September 3, 1999.

3(b)	—	B	Plan of Merger of Call Now, Inc.(Florida) into Call Now, Inc (Nevada).

3(c)	—	C	By-Laws of the Registrant.

8.8	—	E	Agreement with Howe, Solomon & Hall Financial, Inc. dated 10/17/96 covering purchase of Retama Development Corp. bonds.

8.9	—	F	Agreement with Retama Park Association, Inc., Retama Partners, Ltd. and Retama Park Management Co. L.C. relating to purchase of certain Retama Development Corp. notes.

8.12	—	G	Management Agreement for Retama Park.

8.13	—	H	Agreement with Global Trust and Hemisphere Trust dated May 27, 1999.

8.14	—	I	Agreement for construction services between Retama Development Corporation and William M. Allen.

8.15	—	L	First Amendment to Management Agreement for Retama Park.

8.16	—	M	Second Amendment to Management Agreement for Retama Park.

8.17	—	N	Third Amendment to Management Agreement for Retama Park.

10.2	—	K	Consulting Agreement with William M. Allen dated November 19, 2001. *

10.3	—	O	Employment Agreement between Call Now, Inc. and Thomas R. Johnson, dated November 3, 2003. *

10.4	—	P	Employment Agreement between Retama Entertainment Group and Bryan P. Brown, dated March 31, 2004. *

10.5	—	T	Stock option issued to Thomas R. Johnson.

14	—	U	Business Ethics and Conduct Policy (Code of Ethics).

21	—		Subsidiaries.

31.1	—		Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 (filed herewith).

Incorporation by Reference Notes:
NOTE INCORPORATION BY REFERENCE

A	—	Incorporated by reference to Exhibit 3(a) of Form 10-KSB for the year ended December 31, 1999.

B	—	Incorporated by reference to Exhibit 3(b) of Form 10-KSB for the year ended December 31, 1999.

C	—	Incorporated by reference to Exhibit 3(c) of Form 10-KSB for the year ended December 31, 1999.

E	—	Incorporated by reference to Exhibit A of Form 8-K filed November 21, 1996.

F	—	Incorporated by reference to Exhibit B of Form 8-K filed November 21, 1996.

G	—	Incorporated by reference to Exhibit 8.12 of Form 10-KSB for year ended December 31, 1997.

H	—	Incorporated by reference to Exhibit 8.13 of Form 10-KSB for year ended December 31, 1998.

I	—	Incorporated by reference to Exhibit 8.14 of Form 10-KSB for year ended December 31, 1998.

K	—	Incorporated by reference to Exhibit 10.2 of Form 8-K filed February 8, 2002.

L	—	Incorporated by reference to Exhibit 8.15 of Form 10-KSB for year ended December 31, 2004.

M	—	Incorporated by reference to Exhibit 8.16 of Form 10-KSB for year ended December 31, 2004.

N	—	Incorporated by reference to Exhibit 8.17 of Form 10-KSB for year ended December 31, 2004.

O	—	Incorporated by reference to Exhibit 10.3 of Form 10-KSB for year ended December 31, 2004.

P	—	Incorporated by reference to Exhibit 10.4 of Form 10-KSB for year ended December 31, 2004.

T	—	Incorporated by reference to Exhibit 10.5 of Form 10-KSB for year ended December 31, 2005.

U	—	Incorporated by reference to Exhibit 14 of Form 10-KSB for year ended December 31, 2005.

*	- Indicates a management contract or compensatory plan or agreement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Akin, Doherty, Klein & Feuge, P.C. (“Akin”) audited the Company’s financial statements for the year ended December 31, 2006 and December 31, 2005.
Fees related to services performed by Akin in the year ended December 31, 2006 and December 31, 2005 was as follows:

	2006	2005
Audit Fees (1)	$48,000	$36,000
Audit-Related Fees	—	—
Tax Fees (2)	5,300	3,000
All Other Fees	—	—

Total	$53,300	$39,000

(1)	Audit fees represent services provided in connection with the fiscal year audit of our financial statements and review of our quarterly financial statements, notwithstanding when the fees were billed or when the service was rendered.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation, for services billed from January through December of the fiscal year.
The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-KSB for the Company’s 2006 fiscal year. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.
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
Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-KSB for its 2006 fiscal year for filing with the SEC.
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
March 26, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ Thomas R Johnson (Principal Executive Officer and Principal Accounting Officer)	President and Director	March 26, 2007

/s/ Christopher J Hall	Director	March 26, 2007

/s/ William M. Allen	Director	March 26, 2007

/s/ Bryan P. Brown	Director	March 26, 2007