Form 10QSB
period 2007-03-31
CALL NOW INC
filed 2007-05-14
CIK 869484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes ☐ No ☑
The aggregate number of shares issued and outstanding of the issuer’s common stock as of May 10, 2007 was 3,164,219 shares of $.001 par value.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current Assets:
Cash and equivalents	$74,691	$135,071
Accounts receivable	303,069	243,069
Marketable securities	37,379,460	34,040,775
Other current assets	388,424	341,536

Total current assets	38,145,644	34,760,451

Long-Term Assets:
Marketable securities – Retama Development Corporation	150,000	150,000
Investments	4,616,098	3,946,098
Notes and interest receivable	2,913,523	2,866,336
Deferred tax asset	513,728	484,433

Total long-term assets	8,193,349	7,446,867

Total Assets	$46,338,993	$42,207,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$298,537	$258,024
Margin loan payable – related party	3,040,728	9,960,937
Margin loan payable	7,924,731	—
Deferred tax payable	9,813,623	8,762,095

Total current liabilities	21,077,619	18,981,056

Minority Interest in Consolidated Subsidiary	4,267	3,967

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 3,164,219 outstanding	3,327	3,327
Additional paid-in-capital	7,091,120	7,091,120
Treasury stock, at cost, 162,856 shares	(449,750)	(449,750)
Accumulated other comprehensive income	19,049,973	17,008,772
Retained (deficit)	(437,563)	(431,174)

Total stockholders’ equity	25,257,107	23,222,295

Total Liabilities and Stockholders’ Equity	$46,338,993	$42,207,318

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$895,035	$948,696
Management fees	60,000	60,000

Total revenues	955,035	1,008,696

Expenses
Payroll and payroll related expenses	923,535	977,196
Other management expenses	30,000	30,000
Corporate general and administrative operations	85,858	71,757

Total expenses	1,039,393	1,078,953

Net Operating (Loss)	(84,358)	(70,257)

Other Income (Expenses)
Interest income	155,757	160,885
Gain on sales of marketable securities	113,752	—
Other income	8,217	—
Interest expense – related party	(228,752)	(240,809)

Total other income (expense)	48,974	(79,924)

(Loss) before minority interest and income taxes	(35,384)	(150,181)

Minority interest in income of subsidiary	(300)	(300)

(Loss) before income taxes	(35,684)	(150,481)

Income tax (benefit)	(29,295)	(82,694)

Net (Loss)	$(6,389)	$(67,787)

Per Share Data

Basic and diluted income (loss) per share	$(.00)	$(.02)

Weighted average common shares outstanding:
Basic	3,164,219	3,130,885
Dilutive	3,164,219	3,130,885
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Operating Activities
Net (loss)	$(6,389)	$(67,787)
Adjustments to reconcile net income to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(113,752)	—
Minority interest	300	300
Deferred taxes	(29,295)	(82,694)
Changes in operating assets and liabilities:
Accounts receivable	(60,000)	(40,000)
Other assets	(94,075)	(160,810)
Accounts payable and accrued expenses	40,513	48,642

Net Cash (Used) by Operating Activities	(262,698)	(302,349)

Investing Activities
Proceeds from sales of available-for-sale marketable securities and investments	2,951,218	—
Purchase of available-for-sale marketable securities	(3,083,422)	—
Purchase of other investments	(670,000)	—

Net Cash (Used) by Investing Activities	(802,204)	—

Financing Activities
Margin loan proceeds	1,004,522	328,823

Net Cash Provided by Financing Activities	1,004,522	328,823

Net Change in Cash	(60,380)	26,474

Cash at beginning of period	135,071	43,630

Cash at End of Period	$74,691	$70,104

Supplemental Disclosures

Interest paid in cash	$228,752	$230,809
Federal income taxes paid in cash	31,250	—
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
The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
Marketable Securities: The Company classifies its investment portfolio as either held to maturity, available-for-sale, or trading. At March 31, 2007, all of the Company’s marketable securities were available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
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
NOTE 2 – STOCK BASED COMPENSATION
The Company does not have a stock-based compensation plan; however, in past years, certain options have been granted (non-qualified stock options) to its Directors and Officers. The Company adopted SFAS No. 123R, “Accounting for Stock-Based Compensation,” on January 1, 2006, using the modified-prospective transition method. The Company does not currently have any unexercised options outstanding.

NOTE 3 – MARGIN LOAN PAYABLE
Penson Financial Services, Inc.
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at brokers call rate plus 2.70%, which was 9.70% as of March 31, 2007. The balance of the margin loan was $3,040,728 at March 31, 2007 and $9,960,937 at December 31, 2006. The margin loan is collateralized by the Company’s marketable securities other than the PWI Common Stock. The Company paid interest on the margin loan for the three months ended March 31, 2007 and 2006 of $131,008 and $240,809, respectively.
Bergen Capital
The Company has a margin loan payable to Bergen Capital, a Division of Scott & Stringfellow, a BB&T Corporation affiliate, which accrues interest at 7.50% as of March 31, 2007. The balance of the margin loan was $7,924,731 at March 31, 2007. The margin loan is collateralized by the Company’s marketable securities including the PWI Common Stock. The Company paid interest on the margin loan for the three months ended March 31, 2007 of $97,744. This account is a newly opened account and had no margin balance prior to January 1, 2007.
NOTE 4 – INCOME TAXES
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statements No. 109” (“FIN 48”), on January 1, 2007. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Adoption of FIN 48 did not have a significant impact on the Company’s financial statements (see Note 8).
NOTE 5 – EARNINGS PER SHARE
Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended March 31, 2007
Basic EPS:
Net (loss)	$(6,389)	3,164,219	$(0.00)
Effect of dilutive options	—	—	—

Dilutive EPS	$(6,389)	3,164,219	$(0.00)

Three Months Ended March 31, 2006
Basic EPS:
Net (loss)	$(67,787)	3,130,885	$(0.02)
Effect of dilutive options	—	—	—

Dilutive EPS	$(67,787)	3,130,885	$(0.02)

NOTE 6 – RELATED PARTY TRANSACTIONS
The Company owns 1,130,922 shares of Penson Worldwide, Inc. common stock with a market value of $34,142,535 at March 31, 2007. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $3,040,728 at March 31, 2007. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
NOTE 7 – INVESTMENTS
The Company has purchased a limited partnership interest, with a cost basis of approximately $1.78 million at March 31, 2007, in a 270-unit luxury apartment complex under development in the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston.
The Company has purchased a limited partnership interest, with a cost basis of approximately $1.6 million at March 31, 2007, in a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama.
Also included in Investments is the Company’s ownership interest in SAMCO, with a cost basis of $385,438. SAMCO is a privately held company and the investment is considered long-term.
NOTE 8 – CONTINGENCY
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
The IRS has completed examinations of the Company’s tax returns for the years 2000 through 2004. As a result of the examinations, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the RDC Series A bonds in the total amount of $598,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. The Company filed a formal appeal with the IRS with respect to the IRS examinations. Accordingly, as required by SFAS No. 5, “Accounting for Contingencies”, this contingency is disclosed, but an accrual is not included in the financial statements at March 31, 2007.
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
NOTE 9 – COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2007	2006
Net (loss) as reported	$(6,389)	$(67,787)
Other comprehensive income:
Change in fair market value of available-for-sale securities	3,092,729	9,550
Income tax effect	(1,051,528)	(3,247)

Total comprehensive income (loss)	$2,034,812	$(61,484)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward Looking Statements
The following discussion and analysis of financial condition and results of operations may contain forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-KSB for the year ended December 31, 2006. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
Overview
Call Now, Inc. (the “Company”) was organized under the laws of the State of Florida on September 24, 1990 under the name Rad San, Inc. The Company changed its name to Phone One International, Inc. in January 1994 and to Call Now, Inc. in December 1994. The Company changed its domicile to the state of Nevada in 1999.
Retama Park Racetrack
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
Penson Worldwide, Inc.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% or its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. As of March 31, 2007 the realized other comprehensive income is from the increase in value of the PWI common stock of approximately $28,687,000.
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

As a Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At March 31, 2007, the Company’s investment totaled approximately $1.78 million.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide ninety-five percent (95%) of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serve as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid fifty percent (50%) to the general partner and fifty percent (50%) to the limited partner. At March 31, 2007, the Company’s investment totaled approximately $1.6 million.
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
Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part II, Item 6 in our Annual Report on Form 10-KSB for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO MARCH 31, 2006
RESULTS OF OPERATIONS
a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months ended March 31, 2007 was $955,035 compared to $1,008,696 for the three months ended March 31, 2006. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the decline in revenue for the three month period ending March 31, 2007 as compared to the same period in 2006 is attributable to an effort by REG to more efficiently run the simulcast operation through the minimization of staffing levels.
     Interest Income
Interest income for the three months ended March 31, 2007 was $155,757 compared to $160,885 for the three months ended March 31, 2006. The similar amounts are largely attributable to the Company’s similar holdings of interest bearing investments.
b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months ended March 31, 2007 was $1,039,393 compared to $1,078,953 for the three months ended March 31, 2006. The effect on the Company’s operating expenses is the same as detailed in the discussion from the Revenue section. As a result, payroll and payroll related expenses also experienced a decline due to reduced staffing needs at Retama Park.
     Income Tax
The income tax benefit for the three months ended March 31, 2007 was $29,295 compared to an income tax benefit of $82,694 for the three months ended March 31, 2006. The decrease in income tax benefit is attributable to a reduction in the operating loss of the Company.
LIQUIDITY AND CAPITAL RESOURCES
During the three months ended March 31, 2007, the Company’s operating activities used cash of $262,698 compared to $302,349 cash used for the three months ended March 31, 2006. The decrease in cash used for operating activities is due to a reduction in the Net Loss of the Company in 2007 compared to 2006.
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

Call Now, Inc.

/s/ Thomas R. Johnson Thomas R. Johnson Chief Executive Officer and Chief Financial Officer May 11, 2007