Form 10QSB
period 2007-06-30
CALL NOW INC
filed 2007-08-09
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐      No ☑
The aggregate number of shares issued and outstanding of the issuer’s common stock as of August 8, 2007 was 3,164,219 shares of $.001 par value.
Transitional Small Business Disclosure Format (Check One): Yes ☐      No ☑

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$271,182	$135,071
Accounts receivable	363,069	243,069
Marketable securities	29,410,455	34,040,775
Other current assets	296,773	341,536

Total current assets	30,341,479	34,760,451

Long-Term Assets:
Marketable securities – Retama Development Corporation	150,000	150,000
Investments	4,616,098	3,946,098
Notes and interest receivable	3,588,121	2,866,336
Deferred tax asset	612,737	484,433

Total long-term assets	8,966,956	7,446,867

Total Assets	$39,308,435	$42,207,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$357,000	$258,024
Margin loan payable – related party	5,611,253	9,960,937
Margin loan payable – other	4,883,088	—
Deferred tax payable	7,644,003	8,762,095

Total current liabilities	18,495,344	18,981,056

Minority Interest in Consolidated Subsidiary	2,337	3,967

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 3,164,219 outstanding	3,327	3,327
Additional paid-in-capital	7,091,120	7,091,120
Treasury stock, at cost, 162,856 shares	(449,750)	(449,750)
Accumulated other comprehensive income	14,838,358	17,008,772
Retained earnings (deficit)	(672,301)	(431,174)

Total stockholders’ equity	20,810,754	23,222,295

Total Liabilities and Stockholders’ Equity	$39,308,435	$42,207,318

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$1,269,177	$1,449,829	$2,164,212	$2,398,525
Management fees	60,000	60,000	120,000	120,000

Total revenues	1,329,177	1,509,829	2,284,212	2,518,525

Expenses
Payroll and payroll related expenses	1,297,677	1,478,329	2,221,212	2,455,525
Other management expenses	41,149	38,736	71,149	68,736
Corporate general and administrative operations	158,658	113,033	244,516	184,790

Total expenses	1,497,484	1,630,098	2,536,877	2,709,051

Net Operating (Loss)	(168,307)	(120,269)	(252,665)	(190,526)

Other Income (Expenses)
Interest income	87,791	203,372	243,548	364,257
Gain on sales of marketable securities	(33,486)	1,750,833	80,266	1,750,833
Other income	—	—	8,217	—
Interest expense – related party	(100,945)	(237,128)	(231,953)	(477,937)
Interest expense – others	(120,730)	—	(218,474)	—

Total other income (expenses)	(167,370)	1,717,077	(118,396)	1,637,153

Income (loss) before minority interest and income taxes	(335,677)	1,596,808	(371,061)	1,446,627

Minority interest in income of subsidiary	1,930	1,447	1,630	1,147

Income (loss) before income taxes	(333,747)	1,598,255	(369,431)	1,447,774

Income tax expense (benefit)	(99,009)	497,793	(128,304)	415,099

Net Income (Loss)	$(234,738)	$1,100,462	$(241,127)	$1,032,675

Per Share Data

Basic and diluted income (loss) per share	$(.07)	$.35	$(.08)	$.33

Weighted average common shares outstanding:
Basic	3,164,219	3,130,885	3,164,219	3,130,885
Dilutive	3,164,219	3,157,180	3,164,219	3,156,852
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$(241,127)	$1,032,675
Adjustments to reconcile net income to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(80,266)	(1,750,833)
Minority interest	(1,630)	(1,147)
Deferred taxes	(128,304)	415,099
Changes in operating assets and liabilities:
Accounts receivable	(120,000)	(100,000)
Other assets	(677,022)	(155,539)
Accounts payable and accrued expenses	98,976	105,790

Net Cash (Used) by Operating Activities	(1,149,373)	(453,955)

Investing Activities
Proceeds from sales of available-for-sale marketable securities and investments	4,505,502	7,428,634
Purchase of available-for-sale marketable securities	(3,083,422)	(4,770,363)
Purchase of other investments	(670,000)	(524,100)

Net Cash Provided by Investing Activities	752,080	2,134,171

Financing Activities
Proceeds from margin loans	10,495,256	—
Payments on margin loans	(9,961,852)	(1,357,836)

Net Cash Provided (Used) by Financing Activities	533,404	(1,357,836)

Net Change in Cash	136,111	322,380

Cash at beginning of period	135,071	43,630

Cash at End of Period	$271,182	$366,010

Supplemental Disclosures
Interest paid in cash	$450,427	$477,937
Federal Income tax paid in cash	—	—
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
Marketable Securities: The Company classifies its marketable securities in its investment portfolio as either held to maturity, available-for-sale, or trading. At June 30, 2007, all of the Company’s marketable securities were available-for-sale. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
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

NOTE 3 – MARGIN LOAN PAYABLE
Penson Financial Services, Inc. – Related Party
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”), which accrues interest at brokers call rate plus 2.70%, which was 9.70% as of June 30, 2007. The balance of the margin loan was $5,611,253 at June 30, 2007 and $9,960,937 at December 31, 2006. The margin loan is collateralized by the Company’s marketable securities other than the PWI common stock that is owned by the Company. The Company paid interest on the margin loan for the three months ended June 30, 2007 and 2006 of $100,945 and $237,128, respectively, and for the six months ended June 30, 2007 and 2006 of $231,953 and $477,937, respectively.
Bergen Capital – Other
The Company has a margin loan payable to Bergen Capital, a Division of Scott & Stringfellow, a BB&T Corporation affiliate, which accrues interest at 7.50% as of June 30, 2007. The balance of the margin loan was $4,883,088 at June 30, 2007. The margin loan is collateralized by the Company’s marketable securities including the PWI common stock. The Company paid interest on the margin loan for the three months ended June 30, 2007 of $120,730 and for the six months ended June 30, 2007 of $218,474. This account was opened in January 2007.
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
The Company’s tax years ended December 31, 2002 through 2006 remains subject to examination by tax authorities.
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
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended June 30, 2007
Basic EPS:
Net (loss)	$(234,738)	3,164,219	$(0.07)
Effect of dilutive options	—	—	—

Dilutive EPS	$(234,738)	3,164,219	$(0.07)

Three Months Ended June 30, 2006
Basic EPS:
Net income	$1,100,462	3,130,885	$0.35
Effect of dilutive options	—	26,295	—

Dilutive EPS	$1,100,462	3,157,180	$0.35

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Six Months Ended June 30, 2007
Basic EPS:
Net (loss)	$(241,127)	3,164,219	$(0.08)
Effect of dilutive options	—	—	—

Dilutive EPS	$(241,127)	3,164,219	$(0.08)

Six Months Ended June 30, 2006
Basic EPS:
Net income	$1,032,675	3,130,885	$0.33
Effect of dilutive options	—	25,967	—

Dilutive EPS	$1,032,675	3,156,852	$0.33

NOTE 6 – RELATED PARTY TRANSACTIONS
The Company owns 1,130,922 shares of Penson Worldwide, Inc. (Nasdaq: PNSN) common stock with a market value of $27,741,517, based on a stock price of $24.53 per share at June 30, 2007. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $5,611,253 at June 30, 2007. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc. Subsequent to the conclusion of the Company’s second fiscal quarter ended June 30, 2007, the price of PWI’s common stock fell, negatively impacting the Company’s balance sheet as result of the reduction in market value. As of the 4:00 p.m. EST closing of the NASDAQ stock market on August 7, 2007, PWI common stock closed at $17.78 per share. Based on this closing price, the market value of the Company’s holding of PWI common stock was $20,107,793.
As it is discussed in Note 7 – Investments, the Company has periodically provided loans to the RDC since the conclusion of the RDC’s bankruptcy in 1997. Christopher J. Hall, the majority shareholder and a director of Call Now, Inc., loaned funds to the RDC in 2005 under terms and conditions similar to those secured by the Company. During the second quarter ended June 30, 2007, the Company’s Board of Directors determined that it was in the Company’s best interest to acquire the note granted to Mr. Hall in order to consolidate the RDC loans. Therefore, during the quarter ended June 30, 2007, the Company paid Mr. Hall full principal and accrued interest for his note with the RDC totaling $535,950 in principal and $83,586 in accrued interest.
NOTE 7 – INVESTMENTS
As part of the RDC’s bankruptcy and debt refinancing in 1996 and 1997, the Company entered into an agreement with the RDC that required the Company to fund any operating losses of the RDC for a period of up to 2 years (the “Funding Agreement”). Although the Company is no longer obligated to provide financing under the Funding Agreement, the Company has continued to periodically fund various capital needs of the RDC. At June 30, 2007, the total amount funded by the Company to the RDC was $2,753,319 in principal plus $834,802 in accrued interest.
The Company currently owns $150,000 of the Retama Developments Corporation Special Facilities Revenue bonds, Series A (“Series A Bonds”). The Series A Bonds are secured by a senior lien on the Retama Park racetrack facility. The current principal amount of the Series A Bonds outstanding is $6,430,000.
The Company currently owns $43,962,500 of the Retama Developments Corporation Special Facilities Revenue bonds, Series B (“Series B Bonds”). The Series B Bonds are secured by a lien on the Retama Park racetrack facility that is subordinate to the Series A Bonds and the Funding Agreement. The current principal amount of the Series A Bonds outstanding is $86,925,000.
The Company has purchased a limited partnership interest, with a cost basis of approximately $1.78 million at June 30, 2007, in a 270-unit luxury apartment complex currently under development in the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston.

The Company has purchased a limited partnership interest, with a cost basis of approximately $1.6 million at March 31, 2007, in a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama.
Also included in Investments is the Company’s ownership interest in SAMCO, with a cost basis of $385,438. SAMCO is a privately held company and the investment is considered long-term.
NOTE 8 – CONTINGENCY
Federal Income Taxes
During 2004, the Internal Revenue Service (the “IRS”) notified the RDC that it was conducting an examination of the tax-exempt status of the bonds issued in connection with the RDC’s reorganization in 1997. In October of 2004 the IRS issued a preliminary adverse determination, and in February 2005 the IRS issued a proposed adverse determination with respect to the RDC’s 1997 Series A and Series B bonds, stating that the interest on the bonds is not excludable from the gross income of their holders. The RDC has filed a protest of such determination and requested that the matter be referred to the Office of Appeals of the IRS. Management has been advised that the Retama Development Corporation is vigorously defending itself with respect to this issue.
The IRS has completed examinations of the Company’s tax returns for the years 2000 through 2004. As a result of the examinations, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the RDC Series A bonds in the total amount of $598,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. The Company filed a formal appeal with the IRS with respect to the IRS examinations. Accordingly, as required by SFAS No. 5, “Accounting for Contingencies”, this contingency is disclosed, but an accrual is not included in the financial statements at June 30, 2007.
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
NOTE 9 – COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss) as reported	$(234,738)	$1,100,462	$(241,127)	$1,032,675

Other comprehensive income:
Change in fair market value of available-for-sale securities	(6,381,235)	14,106,527	(3,288,506)	14,116,077
Income tax effect	2,169,620	(4,796,216)	1,118,092	(4,799,466)

Total comprehensive income (loss)	$(4,446,353)	$10,410,770	$(2,411,541)	$10,349,286

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
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
The Company also owns a portion of the Retama Development Corporation Special Facilities Revenue bonds that were issued in 1997. The proceeds of the 1997 issue were used to refinance the bonds that were issued in 1993 whose proceeds were used to fund the construction of the Retama Park racetrack. Since the RDC has emerged from bankruptcy in 1997, the Company has periodically provided loans to the RDC for operating activities. (See Notes to Consolidated Financial Statements, Note 7 – Investments for additional details.)
Penson Worldwide, Inc.
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008 (the “PWI Note”). PWI is a related party to the Company as Thomas R. Johnson, President and CEO of Call Now, Inc. is also a member of the Board of Directors of both. On December 23, 2003 an additional $600,000 was loaned to PWI under similar terms and conditions as the original note. On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into 3,283,582 shares of PWI common stock.
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a pre-tax gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. As of June 30, 2007 the realized other comprehensive income is from the increase in value of the PWI common stock of approximately $22,286,000. Subsequent to the conclusion of the Company’s second fiscal quarter ended June 30, 2007, the price of PWI’s common stock fell, negatively impacting the Company’s balance sheet as result of the reduction in market value. As of the 4:00 p.m. EST closing of the NASDAQ stock market on August 7, 2007, PWI common stock closed at $17.78 per share. Based on this closing price, the market value of the Company’s holding of PWI common stock was $20,107,793.
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
As a Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At June 30, 2007, the Company’s investment totaled approximately $1.78 million.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide ninety-five percent (95%) of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serve as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid fifty percent (50%) to the general partner and fifty percent (50%) to the limited partner. At June 30, 2007, the Company’s investment totaled approximately $1.6 million.
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
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006
RESULTS OF OPERATIONS
a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months ended June 30, 2007 was $1,329,177 compared to $1,509,829 for the three months ended June 30, 2006. Revenue for the six months ended June 30, 2007 was $2,284,212 compared to $2,518,525 for the six months ended June 30, 2006. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the decline in the three month and six month period ended June 30, 2007 as compared to the three and six month period ended June 30, 2006 is largely the result of Retama Park hosting three fewer race days for the Quarter Horse meet in 2007 as compared to 2006. A reduction in the number days raced directly reduces the staffing needs and, therefore, the payroll and payroll related expenses reimbursed by the RDC. The management company, REG, has also continued to improve the seasonal and permanent employment efficiency that has resulted in additional payroll reductions.
     Interest Income
Interest income for the three months and six months ended June 30, 2007 were $87,791 and $243,548, respectively. Interest income for the three months and six months ended June 30, 2006 were $203,372 and $364,257, respectively. The decrease in interest income for the three and six periods ended June 30, 2007 as compared to the three and six month periods ended June 30, 2006 is largely attributable to the reduction of interest bearing investments held by the Company.
b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months ended June 30, 2007 was $1,497,484 compared to $1,630,098 for the three months ended June 30, 2006. Operating expenses for the six months ended June 30, 2007 was $2,536,877 compared to $2,709,051 for the six months ended June 30, 2006. The effect on the Company’s operating expenses is the same as detailed in the discussion from the Revenue section above. As a result, payroll and payroll related expenses also experienced a decline due to reduced staffing needs at Retama Park.
     Income Tax
Total income tax expense (benefit) for each period presented is in the customary relationship to net income (loss) before taxes, as expected for a regular C corporation.

LIQUIDITY AND CAPITAL RESOURCES
During the six months ended June 30, 2007, the Company’s operating activities used cash of $1,149,373 compared to $453,955 cash used for the six months ended June 30, 2006. The increase in cash used for operating activities is largely due to additional funding that was provided to the RDC during the quarter.
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
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statements No. 109” (“FIN 48”), on January 1, 2007. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Adoption of FIN 48 did not have a significant impact on the Company’s financial statements.
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
Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
The Company’s 2007 Annual Meeting of Stockholders was held on May 21, 2007. Proxies were solicited by the Company’s Board of Directors pursuant to Regulation 14 under the U.S. Securities Exchange Act of 1934. There was no solicitation in opposition to the Board’s nominees as listed in the proxy statement, and all nominees were elected by vote of the stockholders. The following is a summary of the votes cast by the holders of Common Stock represented in person and by proxy at the meeting.
Election of Directors
The following nominees were elected as directors of the Company by a resolution of the stockholders, approved as follows:

Nominee	Votes For	Withheld

William M. Allen	3,045,326	288
Bryan P. Brown	3,045,326	288
Christopher J. Hall	3,045,326	288
Thomas R. Johnson	3,045,326	288
Appointment of Auditors
The ratification of the Board of Director’s appointment of Akin, Doherty, Klein & Feuge, P.C., certified public accountants, as the Company’s auditors for the fiscal year ending December 31, 2007 was approved by the stockholders of the Company as follows:

Votes For	Against	Abstain
3,045,605	0	0
There were no other matters coming before the Board of Directors that required a vote by the stockholders.
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
August 8, 2007