Form 10QSB
period 2007-09-30
CALL NOW INC
filed 2007-11-13
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA (State of Incorporation)	65-0337175 (IRS Employer Identification No.)
1 Retama Parkway, Selma, TX 78154
(Address of principal executive offices)
(210) 651-7145
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate number of shares issued and outstanding of the issuer’s common stock as of November 9, 2007 was 3,164,219 shares of $.001 par value.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current Assets:
Cash and equivalents	$36,056	$135,071
Accounts receivable	423,069	243,069
Marketable securities	22,609,004	34,040,775
Other current assets	193,894	341,536

Total current assets	23,262,023	34,760,451
Long-Term Assets:
Marketable securities – Retama Development Corporation	145,000	150,000
Investments	4,616,098	3,946,098
Notes and interest receivable	3,992,657	2,866,336
Deferred tax asset	683,194	484,433

Total long-term assets	9,436,949	7,446,867

Total Assets	$32,698,972	$42,207,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$444,082	$258,024
Margin loan payable – related party	5,784,066	9,960,937
Margin loan payable – other	4,940,529	—
Deferred tax payable	5,330,162	8,762,095

Total current liabilities	16,498,839	18,981,056

Minority Interest in Consolidated Subsidiary	2,637	3,967

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 3,164,219 outstanding	3,327	3,327
Additional paid-in-capital	7,091,120	7,091,120
Treasury stock, at cost, 162,856 shares	(449,750)	(449,750)
Accumulated other comprehensive income	10,346,785	17,008,772
Retained earnings (deficit)	(793,986)	(431,174)

Total stockholders’ equity	16,197,496	23,222,295

Total Liabilities and Stockholders’ Equity	$32,698,972	$42,207,318

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$1,197,999	$1,412,247	$3,362,211	$3,810,772
Management fees	60,000	60,000	180,000	180,000

Total revenues	1,257,999	1,472,247	3,542,211	3,990,772

Expenses
Payroll and payroll related expenses	1,226,499	1,440,747	3,447,711	3,896,272
Other management expenses	30,000	30,000	101,149	98,736
Corporate general and administrative operations	124,033	117,471	368,549	302,261

Total expenses	1,380,532	1,588,218	3,917,409	4,297,269

Net Operating (Loss)	(122,533)	(115,971)	(375,198)	(306,497)

Other Income (Expenses)
Interest income	157,479	158,994	401,027	523,251
Gain on sales of marketable securities	3,963	62,105	84,229	1,812,938
Other income	—	—	8,217	—
Interest expense – related party	(138,283)	(228,621)	(370,236)	(706,558)
Interest expense – others	(92,468)	—	(310,942)	—

Total other income (expenses)	(69,309)	(7,522)	(187,705)	1,629,631

Income (loss) before minority interest and income taxes	(191,842)	(123,493)	(562,903)	1,323,134

Minority interest in income of subsidiary	(300)	(300)	1,330	847

Income (loss) before income taxes	(192,142)	(123,793)	(561,573)	1,323,981

Income tax expense (benefit)	(70,457)	(69,233)	(198,761)	345,866

Net Income (Loss)	$(121,685)	$(54,560)	$(362,812)	$978,115

Per Share Data

Basic and diluted income (loss) per share	$(.04)	$(.02)	$(.11)	$.31

Weighted average common shares outstanding:
Basic	3,164,219	3,130,885	3,164,219	3,130,885
Dilutive	3,164,219	3,130,885	3,164,219	3,157,594
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$(362,812)	$978,115
Adjustments to reconcile net income to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(84,229)	(1,812,938)
Minority interest	(1,330)	(847)
Deferred taxes	(198,761)	252,116
Changes in operating assets and liabilities:
Accounts receivable	(180,000)	(160,000)
Other assets	(978,679)	(779,747)
Accounts payable and accrued expenses	186,058	164,385

Net Cash (Used) by Operating Activities	(1,619,753)	(1,358,916)

Investing Activities
Proceeds from sales of available-for-sale marketable securities and investments	4,510,502	7,992,249
Purchase of available-for-sale marketable securities	(3,083,422)	(4,770,364)
Purchase of other investments	(670,000)	(524,100)

Net Cash Provided by Investing Activities	757,080	2,697,785

Financing Activities
Margin loan proceeds	763,658	—
Margin loan repayment	—	(1,152,334)

Net Cash Provided (Used) by Financing Activities	763,658	(1,152,334)

Net Change in Cash	(99,015)	186,535

Cash at beginning of period	135,071	43,631

Cash at End of Period	$36,056	$230,166

Supplemental Disclosures
Interest paid in cash	$681,178	$706,558
Federal Income tax paid in cash	31,250	93,750
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
Marketable Securities: The Company classifies its marketable securities in its investment portfolio as either held to maturity, available-for-sale, or trading. At September 30, 2007, all of the Company’s marketable securities were available-for-sale. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
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

NOTE 3 – MARGIN LOANS PAYABLE
Penson Financial Services, Inc. – Related Party
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”), which accrues interest at brokers call rate plus 2.70%, which was 9.20% as of September 30, 2007. The balance of the margin loan was $5,784,066 at September 30, 2007 and $9,960,937 at December 31, 2006. The margin loan is collateralized by the Company’s marketable securities other than the PWI common stock that is owned by the Company. The Company paid interest on the margin loan for the three months ended September 30, 2007 and 2006 of $138,283 and $228,621, respectively, and for the nine months ended September 30, 2007 and 2006 of $370,236 and $706,558, respectively.
Bergen Capital – Other
The Company has a margin loan payable to Bergen Capital, a Division of Scott & Stringfellow, a BB&T Corporation affiliate, which accrues interest at 7.10% as of September 30, 2007. The balance of the margin loan was $4,940,529 at September 30, 2007. The margin loan is collateralized by the Company’s marketable securities including the PWI common stock. The Company paid interest on the margin loan for the three months ended September 30, 2007 of $92,468 and for the nine months ended September 30, 2007 of $310,942. This account was opened in January 2007.
NOTE 4 – INCOME TAXES
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statements No. 109” (“FIN 48”), on January 1, 2007. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Adoption of FIN 48 did not have a significant impact on the Company’s financial statements (see Note 8). If applicable, interest and penalties related to uncertain tax positions would be charged to interest expense. As of September 30, 2007, the Company had not accrued any interest related to uncertain tax provisions.
The Company’s tax years ended from December 31, 2000 through 2006 remain subject to examination by tax authorities.
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
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended September 30, 2007
Basic EPS:
Net (loss)	$(121,685)	3,164,219	$(0.04)
Effect of dilutive options	—	—	—

Dilutive EPS	$(121,685)	3,164,219	$(0.04)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended September 30, 2006
Basic EPS:
Net income	$(54,560)	3,130,885	$(0.02)
Effect of dilutive options	—	—	—

Dilutive EPS	$(54,560)	3,130,885	$(0.02)

Nine Months Ended September 30, 2007
Basic EPS:
Net (loss)	$(362,812)	3,164,219	$(0.11)
Effect of dilutive options	—	—	—

Dilutive EPS	$(362,812)	3,164,219	$(0.11)

Nine Months Ended September 30, 2006
Basic EPS:
Net income	$978,115	3,130,885	$0.31
Effect of dilutive options	—	26,709	—

Dilutive EPS	$978,115	3,157,594	$0.31

NOTE 6 – RELATED PARTY TRANSACTIONS
The Company owns 1,130,922 shares of Penson Worldwide, Inc. (Nasdaq: PNSN) common stock with a market value of $20,899,438, based on a stock price of $18.48 per share at September 30, 2007. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $5,784,066 at September 30, 2007. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc. The price of PWI’s common stock fell during the third quarter ended September 30, 2007, negatively impacting the Company’s balance sheet as result of the reduction in market value.
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
NOTE 7 – INVESTMENTS
As part of the RDC’s bankruptcy and debt refinancing in 1996 and 1997, the Company entered into an agreement with the RDC that required the Company to fund any operating losses of the RDC for a period of up to 2 years (the “Funding Agreement”). Although the Company is no longer obligated to provide financing under the Funding Agreement, the Company has continued to periodically fund various capital needs of the RDC. At September 30, 2007, the total amount funded by the Company to the RDC was $3,088,419 in principal plus $904,237 in accrued interest.
The Company currently owns $145,000 of the Retama Developments Corporation Special Facilities Revenue bonds, Series A (“Series A Bonds”). The Series A Bonds are secured by a senior lien on the Retama Park racetrack facility. The current principal amount of the Series A Bonds outstanding is $6,345,000.
The Company currently owns $43,962,500 of the Retama Developments Corporation Special Facilities Revenue bonds, Series B (“Series B Bonds”). The Series B Bonds are secured by a lien on the Retama Park racetrack facility that is subordinate to the Series A Bonds and the Funding Agreement (discussed in the following paragraph). The current principal amount of the Series A Bonds outstanding is $86,925,000.

The Company has purchased a limited partnership interest, with a cost basis of approximately $1.78 million at September 30, 2007, in a 270-unit luxury apartment complex currently under development in the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston.
The Company has purchased a limited partnership interest, with a cost basis of approximately $1.6 million at September 30, 2007, in a 156-unit, 312-bed full-service, private dormitory located in Auburn, Alabama.
Also included in Investments is the Company’s ownership interest in SAMCO, with a cost basis of $385,438. SAMCO is a privately held company and the investment is considered long-term.
The Company has provided financing to TNO Holdings, LLC, a Florida limited liability company, totaling approximately $811,000 at September 30, 2007. TNO Holdings owns three municipal bond issues secured by a first mortgage lien on five long-term care facilities located in Oklahoma and Texas. The purpose of the loan from the Company is to provide working capital for the facilities and fund various capital improvements. The loan accrues interest at a rate of 9.50% and compounds monthly. The Company is currently in negotiations with the managing member of TNO Holdings to convert a portion of the loan to a 50% equity interest in TNO Holdings.
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
The IRS has completed examinations of the Company’s tax returns for the years 2000 through 2004. As a result of the examinations, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the RDC Series A bonds in the total amount of $598,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. The Company filed a formal appeal with the IRS with respect to the IRS examinations. Accordingly, as required by FIN No. 48, “Accounting for Uncertainty in Income Taxes”, this contingency is disclosed, but an accrual is not included in the financial statements at September 30, 2007.
Investment Company Act
Management has taken the position that the Company is not an investment company required to register under the Investment Company Act of 1940. If it was established that the Company was an unregistered investment company, there would be a risk, among other material adverse consequences, that the Company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission. The Company may also be unable to enforce contracts with third parties or third parties could seek to obtain rescission of transactions undertaken in the period it was established that the Company was an unregistered investment company.
NOTE 9 – COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss) as reported	$(121,685)	$(54,560)	$(362,812)	$978,115

Other comprehensive income:
Change in fair market value of available-for-sale securities	(6,805,414)	986,416	(10,093,920)	15,102,493
Income tax effect	2,313,841	(335,381)	3,431,933	(5,134,848)

Total comprehensive income (loss)	$(4,613,258)	$596,475	$(7,024,799)	$10,945,760

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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a pre-tax gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock, which represents an approximate 4.2% ownership interest. As of September 30, 2007 the realized other comprehensive income is from the increase in value of the PWI common stock of approximately $15,443,870.
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
As a Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At September 30, 2007, the Company’s investment totaled approximately $1.78 million.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide ninety-five percent (95%) of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serve as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid fifty percent (50%) to the general partner and fifty percent (50%) to the limited partner. At September 30, 2007, the Company’s investment totaled approximately $1.6 million.
TNO Holdings, LLC
During the course of 2007, the Company has provided financing to TNO Holdings, LLC (“TNO Holdings”), a Florida limited liability company, totaling approximately $811,000. TNO Holdings owns three municipal bond issues secured by a first mortgage lien on five long-term care facilities located in Oklahoma and Texas. The purpose of the loans from the Company was to provide working capital for the facilities and fund various capital improvements. The loan accrues at an interest rate of nine and one-half percent (9.50%) and compounds monthly. TNO Holdings is owned and controlled by an unrelated investment firm. The Company is currently in negotiations with the managing member of TNO Holdings to convert a portion of the loan to a fifty percent (50%) equity interest in TNO Holdings.
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
Valuation of Marketable Securities
Investments in publicly traded equity securities are generally based on quoted market prices. Investments in the RDC Series A and B bonds represent debt securities and there is no readily available quoted market price, as these securities are owned by a limited number of holders. The Series A bonds have been valued at $145,000, which represents the pro rata share of the underlying value of the collateral (the Retama Park horse track facility). The Company has fully impaired the Series B bonds based on the limited available market, the uncertainty of principal or interest payments and the subordinate lien on the collateral.
Other investments (in non-marketable securities) are generally stated at cost, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount on the investment may not be fully recoverable. Recoverability of such investments is measured by a comparison of the carrying amount of the investment to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds the fair value of the investment.
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
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SEPTEMBER 30, 2006
RESULTS OF OPERATIONS
  a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months ended September 30, 2007 was $1,257,999 compared to $1,472,247 for the three months ended September 30, 2006. Revenue for the nine months ended September 30, 2007 was $3,542,211 compared to $3,990,772 for the nine months ended September 30, 2006. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the decline in revenue for the three month and nine month periods ended September 30, 2007 as compared to the three and nine month periods ended September 30, 2006 is largely the result of Retama Park hosting three fewer race days for the Quarter Horse meet in 2007 as compared to 2006 and commencing the thoroughbred meet in early September in 2007 instead of early August for prior years, resulting in fewer thoroughbred race days run during the quarter as compared to the prior year quarter. A reduction in the number of days raced directly reduces the staffing needs and, therefore, the payroll and payroll related expenses reimbursed by the RDC. The management company, REG, has also continued to improve the seasonal and permanent employment efficiency that has resulted in additional payroll reductions.
     Interest Income
Interest income for the three months and nine months ended September 30, 2007 were $157,479 and $401,027, respectively. Interest income for the three months and nine months ended September 30, 2006 were $158,994 and $523,251, respectively. The decrease in interest income for the three and nine periods ended September 30, 2007 as compared to the three and nine month periods ended September 30, 2006 is largely attributable to the reduction of interest bearing investments held by the Company.
  b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months ended September 30, 2007 was $1,380,532 compared to $1,588,218 for the three months ended September 30, 2006. Operating expenses for the nine months ended September 30, 2007 was $3,917,409 compared to $4,297,269 for the nine months ended September 30, 2006. The effect on the Company’s operating expenses is the same as detailed in the discussion from the Revenue section above. As a result, payroll and payroll related expenses also experienced a decline due to reduced staffing needs at Retama Park.
     Income Tax
Total income tax expense (benefit) for each period presented is in the customary relationship to net income (loss) before taxes, as expected for a regular C corporation.
LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended September 30, 2007, the Company’s operating activities used cash of $1,619,753 compared to $1,358,916 cash used for the nine months ended September 30, 2006. The increase in cash used for operating activities is largely due to additional funding that was provided to the RDC during the quarter.
OFF-BALANCE SHEET ARRANGEMENTS
We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 6 – Related Party Transactions to the financial statements herein.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial

Liabilities” (“SFAS No. 159). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.
ITEM 3A (T). CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective as of September 30, 2007.
Changes in Internal Control over Financial Reporting.
There has been no change in the company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
Not Applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS
(a) Exhibits:

Exhibit No.	Title of Document

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Call Now, Inc.

/s/ Thomas R. Johnson Thomas R. Johnson Chief Executive Officer and Chief Financial Officer November 9, 2007