Form 10KSB
period 2007-12-31
CALL NOW INC
filed 2008-03-19
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2007
COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of small business issuer in its charter)

NEVADA	65-0337175
(State of Incorporation)	(IRS Employer Identification No.)
1 Retama Parkway
Selma, TX 78154
(Address of principal executive offices)

Issuer’s Telephone No. (210) 651-7145
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.001 par value per share
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for year ended December 31, 2007: $4,855,038.
The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at February 28, 2008 was $3,944,629.
The number of shares outstanding of the issuer’s common equity is: 3,164,219 shares of common stock, as of February 28, 2008.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO, resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represent an approximate 7.29% interest in that company; and 1,130,922 shares of the publicly traded PWI common stock, which represents an approximate 4.43% interest in PWI as of December 31, 2007.
The Company has maintained an investment account with Penson Financial Services, Inc., a wholly owned subsidiary of PWI, since 1999. At December 31, 2007, the Company had a margin loan in this account in the amount of $988,271, which is collateralized by a portion of its marketable securities.
On March 31, 2005 the Company entered into a partnership agreement to provide approximately 46% of the equity for the development of a 270-unit luxury apartment complex to be known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) closed on the purchase of the 19.739 acre development site on May 2, 2005. The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”) that will also serve as the management company of the property upon completion. The Company owns the largest interest in Stone Oak Prime, L.P. (“Limited Partner”) at 48%. Other partners of the Limited Partner include Thomas R. Johnson, President, CEO and Director of the Company, Christopher J. Hall, the majority shareholder and Director of the Company, and Bryan P. Brown, President of REG and Director of the Company. The General Partner is required to fund 5% of the equity and the Limited Partner is required to fund 95%. As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General Partner and 50% to the Limited Partner. As of December 31, 2007, the Company’s investment totaled approximately $1.78 million.
On December 11, 2006 the Company entered into a partnership agreement to provide 95% of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full-service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serve as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid 50% to the general partner and 50% to the limited partner. As of December 31, 2007, the Company’s investment totaled approximately $1.5 million.
During the course of 2007, the Company provided financing to TNO Holdings, LLC (“TNOH”), a Florida limited liability company, totaling approximately $811,000. TNOH owned three municipal bond issues secured by a first mortgage lien on five long-term care facilities located in Oklahoma and Texas. The purpose of the loan from the Company was to provide working capital for the facilities and fund various capital improvements. The loan accrued interest at a rate of 9.50% and compounded monthly. Following discussions with the managing member of TNOH, the Company has agreed convert the loan to an approximately 42% equity interest in TNOH. During the fourth quarter of 2007, the two nursing homes located in Texas were sold to a third party and the net sales proceeds were used to redeem a portion of the municipal bond issue secured by the facilities and owned by TNO Holdings. The subsequent distribution to the members of TNOH resulted in the repayment of substantially all of the funds originally loaned to TNOH by the Company plus an additional return. The Company continues to maintain an equity interest in TNOH. TNOH continues to own the Texas municipal bond issue pending collection of the remaining accounts receivable and two Oklahoma municipal bond issues secured by three nursing home facilities.
The Company, in association with other Texas racing interests, continues to pursue a legislative agenda that would allow for additional forms of gaming at Texas racetracks. There can be no assurance that this effort will be successful.
EMPLOYEES
The Company has approximately 88 full-time/year-round employees, 57 part-time/year-round employees and 240 seasonal employees. The majority of the personnel are employees of our 80% owned subsidiary, Retama

Entertainment Group, Inc., which operates and manages the Retama Park racetrack.
AVAILABLE INFORMATION
Copies of the Company’s Form 10-KSB and proxy statement may be obtained by notifying the Company in writing at its physical address.
ITEM 2. DESCRIPTION OF PROPERTY.
The Company has offices of approximately 265 square feet at Retama Park in space leased from the Retama Development Corporation on a month-to-month basis.
The Company has an equity interest in a partnership developing a 270-unit apartment complex, which is further described above in Item 1.
The Company has an equity interest in a partnership that owns a 156-unit dormitory, which is further described above in Item 1.
ITEM 3. LEGAL PROCEEDINGS.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On May 21, 2007, the Company held its annual meeting of stockholders.
At the meeting:
William M. Allen, Bryan P. Brown, Christopher J. Hall and Thomas R. Johnson were elected to the Board of Directors. All nominees received 3,045,326 “for” votes, 0 “against” votes, with 288 “abstaining” or “withheld”.
The recommendation of the selection of Akin, Doherty, Klein & Feuge, P.C. as the Company’s independent auditors for the year ending December 31, 2008 was ratified by a vote of 3,045,605 “for” votes, 0 “against” votes, and 0 “abstaining”.
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
The Company’s Common Stock trades on the over-the-counter market under the symbol “CLNW”. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

FISCAL YEAR 2006	HIGH BID	LOW BID
1st Quarter	$8.00	$6.25
2nd Quarter	10.00	5.95
3rd Quarter	11.00	8.00
4th Quarter	15.00	7.00

FISCAL YEAR 2007	HIGH BID	LOW BID
1st Quarter	$14.95	$7.00
2nd Quarter	16.90	11.00
3rd Quarter	17.00	7.00
4th Quarter	17.00	7.10
The Company has never declared or paid cash or stock dividends and has no present plans to pay any such dividends in the foreseeable future. There are no restrictions that limit the Company’s ability to pay dividends. As of February 28, 2008 there were approximately 302 registered holders of record of the Company’s common stock.
Recent Sales of Unregistered Securities
There were no sales of our securities by the Company in the year ended December 31,2007.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
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
The facility and real estate are owned by the Retama Development Corporation (the “RDC”), a municipal subdivision of the city of Selma, TX, and it is encumbered by $93,270,000 face amount of debt that is discussed in greater detail below in the Bonds section. All personnel at the racetrack are employees of REG, as a result, it is only the payroll costs of the personnel that are reimbursed by the RDC to the Company. REG also receives a $20,000 per month management fee from the RDC. It is important to note that the financial performance of Retama Park does not directly impact, and is not included in, the Company’s financial statements.
Bonds
In addition to the management relationship, the Company also maintains a substantial investment in the facility through holdings of a portion of the Retama Development Corporation Special Facilities Revenue Refunding Bonds.
The Company owns both Senior Series A Bonds and Subordinate Series B Bonds as detailed in the chart below.

	Senior	Subordinate
Retama Development Corporation Special	Series A Bonds	Series B Bonds
Facilities Revenue Bonds, Dated 1997	7% due 9/1/33	8% due 9/1/33
Total Bonds Outstanding at December 31, 2007	$6,345,000	$86,925,000
Bonds owned by Call Now, Inc. at December 31, 2007	$145,000	$43,962,500
Carrying Value of Call Now, Inc. position at December 31, 2007 as reported on the balance sheet	$145,000	$-0-
The Series A bonds are subject to an annual mandatory sinking fund redemption. As of December 31, 2007, a total of $655,000 of the original $7,000,000 Series A bonds have been redeemed through the sinking fund, resulting in the $6,345,000 in Series A bonds outstanding at December 31, 2007. The Company recognizes a carrying value on the balance sheet at face value of the Series A bonds, or $145,000.
In accordance with FAS 115, the Company fully impaired the Series B bonds in 2006 based on the limited available market, the uncertainty of principal or interest payments to be made in the foreseeable future and the subordinated lien on the collateral.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represent an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock, which represents approximately 4.43% of PWI’s outstanding shares as of December 31, 2007. As of December 31, 2007 the Company realized cumulative other comprehensive income from the increase in value of the PWI common stock of approximately $10,773,000 (gross) or $7,127,000 net of taxes.
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
As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General Partner and 50% to the Limited Partner. At December 31, 2007, the Company’s investment totaled approximately $1.78 million.
As of December 31, 2007 the clubhouse and ten of the twenty-seven residential buildings had been completed, delivered and ready for occupancy. Approximately 24% of the total units were leased and 19% of the total units were occupied at that time.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide 95% of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full-service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer who also serves as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraphs. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid 50% to the general partner and 50% to the limited partner. As of December 31, 2007, the Company’s investment totaled approximately $1.5 million. Rehabilitation of the facility was completed during 2007 and 100% occupancy was achieved for the beginning of the 2007-2008 school year. An equity distribution of $150,000 was paid to the Company in October 2007.
TNO Holdings, LLC
During the course of 2007, the Company provided financing to TNO Holdings, LLC (“TNOH”), a Florida limited liability company, totaling approximately $811,000. TNOH owned three municipal bond issues secured by a first mortgage lien on five long-term care facilities located in Oklahoma and Texas. The purpose of the loan from the Company was to provide working capital for the facilities and fund various capital improvements. The loan accrued interest at a rate of 9.50% and compounded monthly. Following discussions with the managing member of TNOH, the Company has agreed convert the loan to an approximately 42% equity interest in TNOH. During the fourth fiscal quarter of the Company, the two nursing homes located in Texas were sold to a third party and the net sales proceeds were used to redeem a portion of the municipal bond issue secured by the facilities and owned by TNO Holdings. The subsequent distribution to the members of TNOH resulted in the repayment of substantially all of the funds originally loaned to TNOH by the Company plus an additional return. The Company continues to maintain an equity interest in TNOH. TNOH continues to own the Texas municipal bond issue pending collection of the remaining accounts receivable and two Oklahoma municipal bond issues secured by three nursing home facilities.
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
Valuation of Penson Worldwide, Inc. Common Stock
The Penson Worldwide, Inc. (“PWI”) (Nasdaq: PNSN) common stock is valued at the market value of the shares held by the Company at the close of business on December 31, 2007, the last trading day of the fiscal year. Based on a closing price of $14.35 per share and a position of 1,130,922 shares, the Company’s holdings of PWI common stock is valued at $16,228,731 as of December 31, 2007.
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

YEAR ENDED DECEMBER 31, 2007 COMPARED TO 2006
RESULTS OF OPERATIONS
a. Revenues and Other Income
Revenue
The Company’s revenue for the year ended December 31, 2007 was $4,855,038 compared to $5,325,578 for the year ended December 31, 2006. The decline in revenue is attributed to a reduction in Thoroughbred race days, 32 in 2007 as compared to 51 in 2006, and a reduction in Quarter Horse race days, 21 in 2007 as compared to 24 in 2006. As discussed in the “Retama Park Racetrack – Management” section under Item 6 in the preceding section, the Company’s revenue is directly related to the reimbursement of payroll and payroll related expenses of the racetrack. Therefore, a reduction in race days results in a reduction in staffing requirements and, consequently, reduces reimbursements to the Company.
Interest Income
Interest income for the year ended December 31, 2007 was $555,840 compared to $616,605 for the year ended December 31, 2006. The decrease in interest income was a result in the reduction of municipal bond investments held by the Company during the year. The decrease was partially offset by the interest income received from the preferred return paid on the investment in The Cambridge at Auburn.
b. Expenses
Cost and Other Expenses of Revenues
Operating expense for the year ended December 31, 2007 was $5,298,359 compared to $5,779,737 for the year ended December 31, 2007. The decrease in operating expense in 2007 as compared to 2006 is also attributable to the decrease in Thoroughbred and Quarter Horse race days at Retama Park in 2007.
Income Tax
The Company has recognized a tax benefit in each of the past two years due to the operating loss the Company has realized in each of the fiscal years. The income tax benefit increased from $107,651 in 2006 to $263,643 in 2007.
Other Comprehensive Income
In 2007, the Company recognized other comprehensive income of $7,227,628, net of related taxes, primarily on the increase in fair market value of its investments in Penson Worldwide, Inc. common stock based on the closing price of the common stock as of December 31, 2007. Other comprehensive income in 2006 was $17,008,772, net of taxes.
LIQUIDITY AND CAPITAL RESOURCES
During the year ended December 31, 2007, the Company’s operating activities used cash of $810,871 compared to $1,004,040 used for the year ended December 31, 2006. The decrease in cash used by operating activities is largely attributed to the capital gain realized in 2006 on the sale of the PWI common stock at the IPO that is not recognized as cash available for operating activities.
As discussed in Note 5 to the audited financial statements, the Company maintains an investment account that utilizes a margin loan collateralized by the Company’s marketable securities. As of December 31, 2007 the available balance of that margin loan was in excess of $2.0 million. As a result of this availability of funds management of the Company believes it has adequate financial resources to fund its operations for the current fiscal year.

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
Concentration of Assets
As of December 31, 2007 the Company held one asset, the Penson Worldwide, Inc. (“PWI”) common stock, whose value represented almost 60% of the total assets of the Company. Any significant decline in the fair market value of this asset may negatively impact the financial position and operations of the Company.
Limited Liquidity Available in the Secondary Market
As detailed in Item 11 of this report, a director of the Company holds 89.96% of the outstanding common stock of the Company as of February 28, 2008. Given the majority position held by a single shareholder and the shareholder’s position as a director of the Company, there remains a relatively small amount of shares available in the public float. A limited float may have the effect of reducing the number of buyers and sellers of the Company’s stock, and as a result, negatively impact the liquidity of the Company’s common stock.
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

ITEM 7. FINANCIAL STATEMENTS
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Call Now, Inc. and Subsidiary
San Antonio, Texas
We have audited the accompanying consolidated balance sheet of Call Now, Inc. and Subsidiary (collectively referred to as “the Company”) as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each year in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Call Now, Inc. and Subsidiary as of December 31, 2007, and the consolidated results of their operations and their cash flows for each year in the two-year period then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Akin, Doherty, Klein & Feuge, P.C. Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
March 17, 2008

CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheet

December 31,
2007
ASSETS

Current Assets:
Cash and equivalents	$231,030
Accounts receivable	369,069
Marketable securities	17,929,697
Other current assets	266,063

Total current assets	18,795,859

Long-Term Assets:
Marketable securities – Retama Development Corp.	145,000
Investment – affiliate	385,438
Investment – other	3,268,910
Notes and interest receivable – Retama Development Corp.	4,071,935
Deferred tax asset	748,076

Total long-term assets	8,619,359

Total Assets	$27,415,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$265,146
Margin loan payable – affiliate	988,271
Margin loan payable – other	9,346,388
Deferred taxes payable	3,723,324

Total current liabilities	14,323,129

Minority Interest in Consolidated Subsidiary	26,937

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 3,164,219 outstanding	3,326
Additional paid-in-capital	7,091,121
Treasury stock, at cost, 162,856 shares	(449,750)
Accumulated other comprehensive income	7,227,628
Retained (deficit)	(807,173)

Total stockholders’ equity	13,065,152

Total Liabilities and Stockholders’ Equity	$27,415,218

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31
	2007	2006

Revenues
Reimbursement of payroll and payroll related expenses	$4,615,038	$5,085,578
Management fees	240,000	240,000

Total revenues	4,855,038	5,325,578

Expenses
Payroll and payroll related expenses	4,740,187	5,208,314
Other management expenses	—	120,000
Corporate general and administrative operations	558,172	451,423

Total expenses	5,298,359	5,779,737

Net Operating (Loss)	(443,321)	(454,159)

Other Income (Expenses)
Interest income	564,057	616,605
Gain on sales of marketable securities	150,794	1,856,194
Loss on impairment	—	(1,077,462)
Interest expense – affiliate	(416,151)	(946,321)
Interest expense – other	(472,051)	—

Total other income (expense), net	(173,351)	449,016

(Loss) before minority interest and income taxes	(616,672)	(5,143)

Minority interest in income (loss) of subsidiary	(22,970)	547

(Loss) before income taxes	(639,642)	(4,596)

Income tax (benefit)	(263,643)	(107,651)

Net Income (Loss)	$(375,999)	$103,055

Earnings (Loss) Per Share

Basic and diluted	$(.12)	$.03

Weighted average common shares outstanding:
Basic	3,164,219	3,135,006
Dilutive	3,164,219	3,135,006
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
			Additional			Other	Retained	Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity

Balance, December 31, 2005	3,293,741	$3,293	$7,038,153	162,856	$(449,750)	$100,611	$(534,229)	$6,158,078

Issuance of common stock	33,334	33	52,968	—	—	—	—	53,001

Comprehensive income:
Net income	—	—	—	—	—	—	103,055	103,055
Unrealized gain on securities, net of $(8,710,000) of income taxes	—	—	—	—	—	16,908,161	—	16,908,161

Total comprehensive income	—	—	—	—	—	—	—	17,011,216

Balance, December 31, 2006	3,327,075	3,326	7,091,121	162,856	(449,750)	17,008,772	(431,174)	23,222,295

Comprehensive income (loss):
Net (loss)	—	—	—	—	—	—	(375,999)	(375,999)
Unrealized (loss) on securities, net of $(5,039,000) in income taxes	—	—	—	—	—	(9,781,144)	—	(9,781,144)
Total comprehensive (loss)	—	—	—	—	—	—	—	(10,157,143)

Balance, December 31, 2007	3,327,075	$3,326	$7,091,121	162,856	$(449,750)	$7,227,628	$(807,173)	$13,065,152

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Years Ended December 31
	2007	2006

Operating Activities
Net income (loss)	$(375,999)	$103,055
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(150,794)	(1,856,194)
Loss on impairment	—	1,077,462
Minority interest	22,970	(547)
Deferred income taxes	(263,643)	(107,651)
Changes in operating assets and liabilities:
Accounts receivable	(126,000)	(106,000)
Other assets	75,473	(240,887)
Accounts payable and accrued expenses	7,122	126,722

Net Cash (Used) by Operating Activities	(810,871)	(1,004,040)

Investing Activities
Advances on notes receivable	(1,205,599)	(710,897)
Proceeds from sales of available-for-sale marketable securities	6,072,719	9,482,480
Purchase of available-for-sale marketable securities	(4,625,762)	(4,770,363)
Proceeds from other long-term investments	961,750	—
Purchase of from other long-term investments	(670,000)	(2,300,660)

Net Cash Provided by Investing Activities	533,108	1,700,560

Financing Activities
Margin loan proceeds (repayments)	373,722	(658,080)
Issuance of common stock	—	53,001

Net Cash Provided (Used) by Financing Activities	373,722	(605,079)

Net Change in Cash	95,959	91,441

Cash at beginning of year	135,071	43,630

Cash at End of Year	$231,030	$135,071

Supplemental Disclosures
Interest paid in cash	$888,202	$946,321
Federal income taxes paid in cash	31,200	93,750
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
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
Accounts Receivable: Accounts receivable are reported at outstanding principal, net of an allowance for doubtful accounts of $-0- at December 31, 2007. The allowance for doubtful accounts is determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.
Marketable Securities: The Company classifies its investment portfolio as held-to-maturity, available-for-sale, or trading. At December 31, 2007, all of the Company’s marketable securities were available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
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
Income Taxes: Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company is subject to the Texas margin tax effective January 1, 2007.
Revenue Recognition: The Company receives reimbursement of payroll and related expenses for costs incurred under its management agreement with the RDC. Such amounts are recognized as revenue when the reimbursable expense is incurred. The Company also receives a monthly management fee under the agreement.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES — continued
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
At December 31, 2007, the Company’s investment in Penson Worldwide, Inc. common stock totaled $16,228,731, or approximately 59% of the Company’s total assets. Any significant decline in the fair market value of this asset would negatively impact the financial position of the Company.
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. There was no impact to the Company for adopting SFAS 123(R) in 2006 or 2007 as there were no options granted in 2006 or 2007, and no options granted in prior years vested in 2006 or 2007.
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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES — continued
Recent Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect its adoption to have a significant impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company did not elect to measure eligible financial instruments at fair value as specified in SFAS No. 159.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R)also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
Reclassification: Certain reclassifications, all insignificant in amount, have been made to the prior year’s financial statements in order to conform to the current presentation.
NOTE 2 — MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values are as follows at December 31, 2007:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities	$5,465,568	$10,773,162	$—	$16,238,730
Municipal bonds	1,628,094	66,346	(3,473)	1,690,967

	$7,093,662	$10,839,508	$(3,473)	$17,929,697

Non-current Assets, available-for-sale:
RDC Series A bonds	30,083	114,917	—	145,000

Total available-for-sale securities	$7,123,745	$10,954,425	$(3,473)	$18,074,697

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
NOTE 2 — MARKETABLE SECURITIES — continued
Unrealized gains on marketable securities available-for-sale at December 31, 2007 are shown net of income taxes as a component of stockholders’ equity. The Company’s investment in the RDC Series B bonds was fully impaired in 2006.
NOTE 3 — RETAMA DEVELOPMENT — MARKETABLE SECURITIES AND NOTES RECEIVABLE
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
As part of the bond defeasance agreement, the Company was obligated to lend certain amounts to the RDC to fund any operating losses for up to 2 years. Although the Company is not currently obligated to fund the RDC, it has continued to do so. At December 31, 2007, the total amount funded by the Company to the RDC for its operations includes principal of $3,088,419 plus accrued interest of $983,516. The funding agreement is secured by a second lien on the racetrack facility.
The balance of these bonds and notes receivable, all considered long-term, are as follows at December 31, 2007

	Total	Owned By	Carrying
	Outstanding	Call Now	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,345,000	$145,000	$145,000
RDC Series B bonds	86,925,000	43,962,500	—

Total bonds, long-term			$145,000

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$3,088,419	$3,088,419	$3,088,419
Accrued interest receivable	983,516	983,516	983,516

Total notes and interest receivable			$4,071,935

NOTE 4 — PENSON WORLDWIDE, INC. — INVESTMENT IN AFFILIATE
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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
NOTE 4 — PENSON WORLDWIDE, INC. — INVESTMENT IN AFFILIATE — continued
On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI note into PWI common stock, totaling 3,283,582 shares.
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. The SAMCO shares are valued at the Company’s cost basis of $385,438 and the PWI common stock is valued at the market value of $16,228,731 as of December 31, 2007.
NOTE 5 — PENSON FINANCIAL SERVICES, INC. — MARGIN LOAN PAYABLE
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at the brokers call rate plus 2.70% (8.70% at December 31, 2007). The balance of the margin loan was $988,271 at year end. The margin loan is collateralized by a portion of the Company’s marketable securities. The Company paid interest on the margin loan of $416,151 in 2007 and $946,321 in 2006.
NOTE 6 — STOCKHOLDERS’ EQUITY
Preferred Stock: The Company has authorized 266,667 shares of $.001 par value preferred stock, of which 100,000 shares are designated Class A convertible redeemable preferred stock (Class A), 66,667 shares are designated Class B convertible redeemable preferred stock (Class B), and 100,000 are designated as Class C convertible redeemable preferred stock (Class C).
The Class A preferred stock is non-voting, redeemable at the option of the Company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder. The Class A preferred stockholders are entitled to receive an annual dividend of $.30 per share. No Class A shares are outstanding at December 31, 2007.
The Class B preferred stock is non-voting, redeemable at the option of the Company at a price of $100 per share plus accrued but unpaid dividends, and convertible into 100 shares of common stock at the option of the holder. The Class B preferred stockholders are entitled to receive an annual dividend of $6.00 per share. No Class B shares are outstanding at December 31, 2007.
The Class C preferred stock is non-voting, redeemable at the option of the Company at a price of $3.00 per share plus one share of common stock and convertible into one share at the option of the holder. No Class C shares are outstanding at December 31, 2007.
Stock Options: The Company periodically grants non-qualified stock options to directors and officers.
Upon grant, the Company utilizes the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
NOTE 6 — STOCKHOLDERS’ EQUITY — continued
The significant assumptions of Black-Sholes are as follows:

	2007	2006
Risk-free interest rate	*	*
Expected dividend yield	*	*
Expected volatility of common stock	*	*
Expected weighted-average life of option	*	*

*	No grants were awarded during 2007 or 2006
A summary of the status of the Company’s non-plan options is as follows for the year ended December 31:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at the beginning of year	—	—	33,334	$1.590
Granted	—	—	—	—
Exercised	—	—	(33,334)	1.590
Forfeited	—	—	—	—
Cancelled	—	—	—	—

Outstanding at the end of year	—	—	—	—

Options exercisable at year end	—	—	—	—

Weighted average contractual life remaining at year-end		—		—

NOTE 7 — INCOME TAXES
Income tax expense does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income received in each year. The components of the provision for income tax expense (benefit) are as follows at December 31:

	2007	2007
Deferred federal income tax (benefit)	$(263,643)	$(107,651)
State	—	—

	$(263,643)	$(107,651)

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
NOTE 7 — INCOME TAXES — continued
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2007:

Deferred tax assets:
Net operating loss carryforward, long-term	$748,076

Deferred tax (liabilities):
Unrealized gains on marketable securities, current	$(3,723,324)

The Company has net operating loss carryforwards for tax purposes of approximately $2,200,000 that begin to expire in the year 2015.
Other Tax Matters
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which supplements FAS 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This is a different standard for recognition than the approach previously required. Both approaches require the Company to exercise considerable judgment and estimates are inherent in both processes. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. The Company accrued no interest or penalties at December 31, 2007.
During 2004, the Internal Revenue Service (the “IRS”) notified the RDC that it was conducting an examination of the tax-exempt status of the municipal bonds issued in connection with that company’s reorganization in 1997. In February 2005, the IRS issued a proposed adverse determination with respect to the RDC’s 1997 Series A and Series B bonds, stating that the interest on the bonds is not excludable from the gross income of their holders. The RDC has filed a protest of such determination and requested that the matter be referred to the Office of Appeals of the IRS. Management has been advised that Retama Development Corporation is vigorously defending itself with respect to this issue.
In August 2005, the IRS completed an examination of the Company’s tax returns for the years 2000 through 2003. As a result of the examination, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the RDC Series A bonds in the total amount of $588,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. The Company has sufficient net operating loss carryforwards to reduce the tax (cash outlay) to $-0-; however, a charge to operations would be incurred of approximately $200,000 due to the resulting increase in the deferred tax liability. Management intends to vigorously defend itself against this assessment, and believes the more-likely-than-not threshold is met. Accordingly, as required by FIN 48, an adjustment to record a liability is not included in the financial statements at December 31, 2007.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
NOTE 8 — RELATED PARTY TRANSACTIONS
The Company owns 1,130,922 shares of Penson Worldwide, Inc. common stock with a market value of $16,228,731 as of December 31, 2007. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $988,271 at December 31, 2007. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
The Company has purchased a limited partnership interest, with a cost basis of $1,784,100 at December 31, 2007, in a 270-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston.
NOTE 9 — MANAGEMENT AGREEMENT
The Company’s agreement to operate and manage the Retama Park racetrack extends through November 1, 2010. The Company is reimbursed for the majority of its payroll and payroll related expenses, and receives a management fee is $20,000 per month, with certain adjustments.
NOTE 10 — EARNINGS PER SHARE
The following reconciles the components of the earnings per share (EPS) computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2007
Basic EPS:
Net (loss)	$(375,999)	3,164,219	$(.12)
Effect of dilutive options	—	—	—

Dilutive EPS	$(375,999)	3,164,219	(.12)

Year Ended December 31, 2006
Basic EPS:
Net (loss)	$103,055	3,135,006	$0.03
Effect of dilutive options	—	—	—

Dilutive EPS	$103,055	3,135,006	$0.03

NOTE 11 — CONTINGENCY
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
None.
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities and Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
None.
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
The directors and executive officers of the Company are as follows:

NAME	AGE	POSITION
William M. Allen	80	Director
Bryan P. Brown	47	Director and CEO of Retama Entertainment Group, Inc.
Christopher J. Hall	49	Director
Thomas R. Johnson	40	Director, President and Chief Executive Officer
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
Thomas R. Johnson was elected as President, Chief Executive Officer and Director of Call Now, Inc. in November 2001.  Mr. Johnson has served on the Board of Directors of Penson Worldwide, Inc. (“PWI), a publicly traded company that the Company holds a position of 1,130,922 shares, since August of 2003. Prior to joining the Company, Mr. Johnson was an independent fixed-income bond trader and analyst.  He also has been a fixed-income bond analyst and broker for a municipal bond firm from 1989 to 1999.
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
ITEM 10. EXECUTIVE COMPENSATION.
The following table presents compensation information for the year ended December 31, 2007 for the persons who served as our principal executive officer and each of our two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year. We refer to these executive officers as our “named executive officers” elsewhere in this annual report. No bonus payments were made for 2007.

Name and Principal				Options	All Other
Position	Year	Salary	Bonus	Awards	Compensation(1)	Total
Thomas R. Johnson, President/CEO	2007	$175,000	—	—	$4,000	$179,000
Bryan P. Brown, CEO, Retama Entertainment Group	2007	$200,000	—	—	$4,000	$204,000

(1)	Consists of director meeting fees.
EXECUTIVE EMPLOYMENT CONTRACTS
In March 2004, the Company and REG entered into an employment agreement with Thomas R. Johnson (“Johnson”). The terms of the agreement called for a base salary of $125,000 per year which has been amended and is currently at the rate of $175,000. If Electronic Gaming Machines (“EGM”) are authorized for operation at Retama Park, Johnson shall receive a monthly bonus of 1/2% of monthly Net Win generated from EGMs up to $120 million at Retama. For annual net win in excess of $120 million at Retama, Johnson shall receive a monthly bonus of 1/4% of monthly Net Win. In the event of Johnson’s termination upon a Change of Control, Johnson shall receive at closing, one lump sum payment equal to the payment made according to the percentage bonus based on Net Win in the month immediately preceding the Change of Control multiplied by seventy-six (76). The term of Johnson’s employment continues for one (1) year and thereafter for successive terms of one (1) year each unless at the option of either party upon at least thirty days’ prior written notice such employment is terminated at the end of the current term.
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
EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2007
The Company does not have any equity compensation plans outstanding as of December 31, 2007. All equity compensation awards have been exercised or expired prior to such date.
DIRECTOR COMPENSATION
Our directors, including our directors who are named executive officers, are paid $1,000 for each board meeting attended. We reimburse our directors for reasonable travel and lodging expenses incurred in attending meetings.
The following table sets forth compensation earned or paid to our non-employee directors in 2007.

	Fees Earned or	Option	Non-equity Incentive	All Other
Name	Paid in Cash	Awards	Plan Compensation	Compensation	Total
William M. Allen	$4,000	—	—	—	$4,000
Christopher J. Hall	$4,000	—	—	—	$4,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of February 28, 2008, the beneficial ownership of the Company’s Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company’s Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.

		Percent of
	Number of	Outstanding
Name	Shares	Common Stock
Christopher J. Hall	2,846,500	89.96%
Thomas R. Johnson	93,975	2.97%
Bryan P. Brown	-0-	0%
William M. Allen	-0-	0%

Officers and Directors as a group (4 Persons)	2,940,475	92.93%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE.
As of December 31, 2007, the Company owned 1,130,922 shares of common stock of Penson Worldwide, Inc. with a market value of $16,228,731. In August of 2003, the Company’s President and CEO, Thomas R. Johnson, was elected to the Board of Directors of PWI pursuant to a provision in the original PWI Note which required that PWI use its best efforts to appoint a nominee of the Company to PWI’s board of directors. The Company has maintained an investment account with Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., since 1999. On December 31, 2007, the Company had a margin loan in this account in the amount of $998,271, which is collateralized by its marketable securities.
The Company has purchased a limited partnership interest, with a cost basis of $1,784,100 at December 31, 2007, in The Estates at Canyon Ridge, a 270-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG, each of whom is also a director of the Company. The general partner is an unrelated real estate development company based in Houston.
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

ITEM 13. EXHIBITS.
(a) Certain exhibits listed below are incorporated by reference to previously filed registration statements and reports as indicated in the Incorporated by Reference Note column and notes below.

EXHIBIT		INC. BY
NO.		REF. NOTE	DESCRIPTION
3(a)	—	A	Articles of Incorporation of Registrant as filed with the Secretary of State of Nevada on September 3, 1999.

3(b)	—	B	Plan of Merger of Call Now, Inc.(Florida) into Call Now, Inc (Nevada).

3(c)	—	C	By-Laws of the Registrant.

8.8	—	E	Agreement with Howe, Solomon & Hall Financial, Inc. dated 10/17/96 covering purchase of Retama Development Corp. bonds.

8.9	—	F	Agreement with Retama Park Association, Inc., Retama Partners, Ltd. and Retama Park Management Co. L.C. relating to purchase of certain Retama Development Corp. notes.

8.12	—	G	Management Agreement for Retama Park.

8.13	—	H	Agreement with Global Trust and Hemisphere Trust dated May 27, 1999.

8.14	—	I	Agreement for construction services between Retama Development Corporation and William M. Allen.

8.15	—	L	First Amendment to Management Agreement for Retama Park.

8.16	—	M	Second Amendment to Management Agreement for Retama Park.

8.17	—	N	Third Amendment to Management Agreement for Retama Park.

10.2	—	K	Consulting Agreement with William M. Allen dated November 19, 2001. *

10.3	—	O	Employment Agreement between Call Now, Inc. and Thomas R. Johnson, dated November 3, 2003. *

10.4	—	P	Employment Agreement between Retama Entertainment Group and Bryan P. Brown, dated March 31, 2004. *

10.5	—	T	Stock option issued to Thomas R. Johnson. *

14	—	U	Business Ethics and Conduct Policy (Code of Ethics).

21	—		Subsidiaries.

31.1	—		Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 (filed herewith).

Incorporation by Reference Notes:
NOTE INCORPORATION BY REFERENCE

A	—	Incorporated by reference to Exhibit 3(a) of Form 10-KSB for the year ended December 31, 1999.

B	—	Incorporated by reference to Exhibit 3(b) of Form 10-KSB for the year ended December 31, 1999.

C	—	Incorporated by reference to Exhibit 3(c) of Form 10-KSB for the year ended December 31, 1999.

E	—	Incorporated by reference to Exhibit A of Form 8-K filed November 21, 1996.

F	—	Incorporated by reference to Exhibit B of Form 8-K filed November 21, 1996.

G	—	Incorporated by reference to Exhibit 8.12 of Form 10-KSB for year ended December 31, 1997.

H	—	Incorporated by reference to Exhibit 8.13 of Form 10-KSB for year ended December 31, 1998.

I	—	Incorporated by reference to Exhibit 8.14 of Form 10-KSB for year ended December 31, 1998.

K	—	Incorporated by reference to Exhibit 10.2 of Form 8-K filed February 8, 2002.

L	—	Incorporated by reference to Exhibit 8.15 of Form 10-KSB for year ended December 31, 2004.

M	—	Incorporated by reference to Exhibit 8.16 of Form 10-KSB for year ended December 31, 2004.

N	—	Incorporated by reference to Exhibit 8.17 of Form 10-KSB for year ended December 31, 2004.

O	—	Incorporated by reference to Exhibit 10.3 of Form 10-KSB for year ended December 31, 2004.

P	—	Incorporated by reference to Exhibit 10.4 of Form 10-KSB for year ended December 31, 2004.

T	—	Incorporated by reference to Exhibit 10.5 of Form 10-KSB for year ended December 31, 2005.

U	—	Incorporated by reference to Exhibit 14 of Form 10-KSB for year ended December 31, 2005.

* - Indicates a management contract or compensatory plan or agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Akin, Doherty, Klein & Feuge, P.C. (“Akin”) audited the Company’s financial statements for the year ended December 31, 2007 and December 31, 2006.

Fees related to services performed by Akin in the year ended December 31, 2007 and December 31, 2006 was as follows:

	2007	2006
Audit Fees (1)	$51,000	$48,000

Audit-Related Fees	—	—

Tax Fees (2)	3,000	5,300

All Other Fees	—	—

Total	$54,000	$53,300

(1)	Audit fees represent services provided in connection with the fiscal year audit of our financial statements and review of our quarterly financial statements, notwithstanding when the fees were billed or when the service was rendered.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation, for services billed from January through December of the fiscal year.
The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-KSB for the Company’s 2007 fiscal year. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.
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
Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-KSB for its 2007 fiscal year for filing with the SEC.
Pre-Approval Policies
The Board’s policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) provided by the Company’s independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.
The Board pre-approved all fees described above.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALL NOW, INC.

By: Name:	/s/ THOMAS R. JOHNSON Thomas R Johnson
Title:	President, Chief Executive Officer and Director
Date:	March 19, 2008
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ THOMAS R. JOHNSON Thomas R. Johnson	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Accounting Officer)	March 19, 2008

/s/ CHRISTOPHER J. HALL Christopher J. Hall	Director	March 19, 2008

/s/ WILLIAM M. ALLEN William M. Allen	Director	March 19, 2008

/s/ BRYAN P. BROWN Bryan P. Brown	Director	March 19, 2008