Form 10-Q
period 2008-03-31
CALL NOW INC
filed 2008-05-14
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of Registrant as specified in its charter)

Nevada	65-0337175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Retama Parkway, Selma, TX	78154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (210) 651-7145

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Registrant had 3,164,219 shares of common stock issued and outstanding as of May 13, 2008.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash and equivalents	$143,575	$231,030
Accounts receivable	429,069	369,069
Marketable securities — related party	10,438,409	16,228,731
Marketable securities — other	1,668,272	1,700,966
Other current assets	235,997	266,063

Total current assets	12,915,322	18,795,859

Long-Term Assets:
Marketable securities — related party	145,000	145,000
Investments	3,848,548	3,654,348
Notes and interest receivable	4,147,841	4,071,935
Deferred tax asset	777,507	748,076

Total long-term assets	8,918,896	8,619,359

Total Assets	$21,834,218	$27,415,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$242,944	$265,146
Margin loan payable — related party	6,172,810	988,271
Margin loan payable	4,439,293	9,346,388
Deferred tax payable	1,743,498	3,723,324

Total current liabilities	12,598,545	14,323,129

Minority Interest in Consolidated Subsidiary	38,937	26,937

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 3,164,219 outstanding	3,326	3,326
Additional paid-in-capital	7,091,121	7,091,121
Treasury stock, at cost, 162,856 shares	(449,750)	(449,750)
Accumulated other comprehensive income	3,384,438	7,227,628
Retained earnings (deficit)	(832,399)	(807,173)

Total stockholders’ equity	9,196,736	13,065,152

Total Liabilities and Stockholders’ Equity	$21,834,218	$27,415,218

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$934,189	$895,035
Management fees	60,000	60,000

Total revenues	994,189	955,035

Expenses
Payroll and payroll related expenses	934,189	923,535
Other management expenses	—	30,000
Corporate general and administrative operations	91,881	85,858

Total expenses	1,026,070	1,039,393

Net Operating (Loss)	(31,881)	(84,358)

Other Income (Expenses)
Interest income	176,240	155,757
Gain on sales of marketable securities	—	113,752
Other income	—	8,217
Interest expense — related party	(94,126)	(228,752)
Interest expense — others	(92,890)	—

Total other income (expenses), net	(10,776)	48,974

(Loss) before minority interest and income taxes	(42,657)	(35,384)

Minority interest in income of subsidiary	(12,000)	(300)

(Loss) before income taxes	(54,657)	(35,684)

Income tax (benefit)	(29,431)	(29,295)

Net (Loss)	$(25,226)	$(6,389)

Per Share Data

Basic and diluted (loss) per share	$(.01)	$(0.00)

Weighted average common shares outstanding:
Basic	3,164,219	3,164,219
Dilutive	3,164,219	3,164,219
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Operating Activities
Net (loss)	$(25,226)	$(6,389)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	—	(113,752)
Minority interest	12,000	300
Deferred taxes	(29,431)	(29,295)
Changes in operating assets and liabilities:
Accounts receivable	(60,000)	(60,000)
Other current assets	(45,840)	(94,075)
Accounts payable and accrued expenses	(22,202)	40,513

Net Cash (Used) by Operating Activities	(170,699)	(262,698)

Investing Activities
Proceeds from sales of available-for-sale marketable securities and investments	—	2,951,218
Purchase of available-for-sale marketable securities	—	(3,083,422)
Purchase of other investments	(194,200)	(670,000)

Net Cash (Used) by Investing Activities	(194,200)	(802,204)

Financing Activities
Margin loan proceeds	277,444	1,004,522

Net Cash Provided by Financing Activities	277,444	1,004,522

Net Change in Cash	(87,455)	(60,380)

Cash at beginning of period	231,030	135,071

Cash at End of Period	$143,575	$74,691

Supplemental Disclosures
Interest paid in cash	$187,016	$228,752
Income tax paid in cash	—	31,250
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
The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Call Now, Inc. and its 80% owned subsidiary, Retama Entertainment Group, Inc. (collectively “the Company” or “Call Now”). All significant inter-company transactions and balances have been eliminated in consolidation.
Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At March 31, 2008, all of the Company’s marketable securities were available-for-sale. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
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

NOTE 3 — MARGIN LOANS PAYABLE
Penson Financial Services, Inc. — Related Party
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”), which accrues interest at brokers call rate plus 2.70%, which was 8.20% as of March 31, 2008. The balance of the margin loan was $6,172,810 at March 31, 2008 and $988,270 at December 31, 2007. The margin loan is collateralized by the Company’s marketable securities other than the PWI common stock that is owned by the Company. The Company paid interest on the margin loan for the three months ended March 31, 2008 and 2007 of $94,126 and $228,752, respectively.
Calton & Associates, Inc. — Other
The Company has a margin loan payable to Calton & Associates, Inc., which accrues interest at 5.30% as of March 31, 2008. The balance of the margin loan was $4,439,293 at March 31, 2008. The margin loan is collateralized by the Company’s marketable securities including the PWI common stock. The Company paid interest on the margin loan for the three months ended March 31, 2008 of $92,890.
NOTE 4 — INCOME TAXES
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statements No. 109” (“FIN 48”), on January 1, 2007. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Adoption of FIN 48 did not have a significant impact on the Company’s financial statements (see Note 8). If applicable, interest and penalties related to uncertain tax positions would be charged to interest expense. As of March 31, 2008, the Company had not accrued any interest related to uncertain tax provisions.
The Company’s tax years ended from December 31, 2000 through 2007 remain subject to examination by tax authorities.
NOTE 5 — EARNINGS PER SHARE
Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months Ended March 31, 2008
Basic EPS:
Net (loss)	$(25,226)	3,164,219	$(0.01)
Effect of dilutive options	—	—	—

Dilutive EPS	$(25,226)	3,164,219	$(0.01)

Three Months Ended March 31, 2007
Basic EPS:
Net (loss)	$(6,389)	3,164,219	$(0.00)
Effect of dilutive options	—	—	—

Dilutive EPS	$(6,389)	3,164,219	$(0.00)

NOTE 6 — MARKETABLE SECURITIES — RELATED PARTY
The Company owns 1,130,922 shares of Penson Worldwide, Inc. (Nasdaq: PNSN) common stock with a market value of $10,438,409 at March 31, 2008, based on a closing stock price of $9.32 per share, and a value of $16,228,731 at December 31, 2007, based on a closing stock price of $14.35 per share. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $6,172,810 at March 31, 2008. The margin loan balance of this account was $988,271 on December 31, 2007. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc. The price of PWI’s common stock fell during the first quarter ended March 31, 2008, negatively impacting the Company’s balance sheet as result of the reduction in market value.
The Company currently owns $145,000 of the Retama Developments Corporation Special Facilities Revenue bonds, Series A (“Series A Bonds”), which are classified as long-term. The Series A Bonds are secured by a senior lien on the Retama Park racetrack facility. The principal amount of the Series A Bonds outstanding is $6,345,000 at March 31, 2008 and December 31, 2007.
The Company owns $43,962,500 of the Retama Developments Corporation Special Facilities Revenue bonds, Series B (“Series B Bonds”) at March 31, 2008 and December 31, 2007. The Series B Bonds are secured by a lien on the Retama Park racetrack facility that is subordinate to the Series A Bonds and the Funding Agreement (discussed in the following paragraph). The principal amount of the Series A Bonds outstanding is $86,925,000 at March 31, 2008 and December 31, 2007. The Company’s carry value (investment) in the Series B bonds was written down to $0 in 2006.
NOTE 7 — INVESTMENTS
The Company’s other investments have not incurred any significant changes since December 31, 2007. For more information, see the discussion in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
NOTE 8 — NOTES AND INTEREST RECEIVABLE
As part of the RDC’s bankruptcy and debt refinancing in 1996 and 1997, the Company entered into an agreement with the RDC that required the Company to fund any operating losses of the RDC for a period of up to 2 years (the “Funding Agreement”). Although the Company is no longer obligated to provide financing under the Funding Agreement, the Company has continued to periodically fund various capital needs of the RDC. At March 31, 2008, the total amount funded by the Company to the RDC was $3,088,419 in principal plus $1,059,422 in accrued interest. At December 31, 2007, the amount funded was $3,088,419 in principal plus $983,516 in accrued interest.
NOTE 9 — CONTINGENCY
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
The IRS has completed examinations of the Company’s tax returns for the years 2000 through 2004. As a result of the examinations, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the RDC Series A bonds in the total amount of $598,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. The Company filed a formal appeal with the IRS with respect to the IRS examinations. While the Company and the IRS have engaged in possible settlement discussions, any conclusion to this matter remains uncertain, as the conversations are preliminary. Accordingly, as required by FIN No. 48, “Accounting for Uncertainty in Income Taxes”, this contingency is disclosed, but an accrual is not included in the financial statements at March 31, 2008.
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
NOTE 10 — COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2008	2007

Net (loss) as reported	$(25,226)	$(6,389)

Other comprehensive income:
Change in fair market value of available-for-sale securities	(5,823,015)	3,092,729
Income tax effect	1,979,825	(1,051,528)

Total comprehensive income (loss)	$(3,868,416)	$2,034,812

NOTE 11 — FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective January 1, 2008. The FASB has also issued Staff Position FAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted SFAS 157 as discussed above and has elected to defer the application thereof to nonfinancial assets and liabilities in accordance with FSP No. 157-2.
As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).
The three levels of the fair value hierarchy defined by SFAS 157 are as follows:
Level 1:	Quoted prices are available in active markets for identical asset or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$10,438,409	$—	$—	$10,438,409
Marketable securities — other	1,668,272	—	—	1,668,272

Liabilities:
None	$—	$—	$—	$—
The Company’s financial instruments relate to its available-for-sale marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in other comprehensive income until the investment is sold.
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward Looking Statements
The following discussion and analysis of financial condition and results of operations may contain forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-KSB for the year ended December 31, 2007. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
The Company also owns a portion of the Retama Development Corporation Special Facilities Revenue bonds that were issued in 1997. The proceeds of the 1997 issue were used to refinance the bonds that were issued in 1993 whose proceeds were used to fund the construction of the Retama Park racetrack. Since the RDC has emerged from bankruptcy in 1997, the Company has periodically provided loans to the RDC for operating activities. (See Notes to Consolidated Financial Statements, Note 7 — Investments for additional details.)
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a pre-tax gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock, which represents an approximate 4.4% ownership interest. As of March 31, 2008 the realized other comprehensive income is from the increase in value of the PWI common stock of approximately $4,983,000.
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
As a Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At March 31, 2008, the Company’s investment totaled approximately $2.1 million.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide ninety-five percent (95%) of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serve as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid fifty percent (50%) to the general partner and fifty percent (50%) to the limited partner. At March 31, 2008, the Company’s investment totaled approximately $1.36 million.
TNO Holdings, LLC
During the course of 2007, the Company provided financing to TNO Holdings, LLC, a Florida limited liability company, totaling approximately $811,000 at March 31, 2008. TNO Holdings owned three municipal bond issues secured by a first mortgage lien on five long-term care facilities located in Oklahoma and Texas. The purpose of the loan from the Company is to provide working capital for the facilities and fund various capital improvements. The loan accrued interest at a rate of 9.50% and compounds monthly. Following discussions with the managing member of TNOH, the Company has agreed convert the loan to an approximately 42% equity interest in TNOH. During the fourth quarter of 2007, the two nursing homes located in Texas were sold to a third party and the net sales proceeds were used to redeem a portion of the municipal bond issue secured by the facilities and owned by TNO Holdings. The subsequent distribution to the members of TNOH resulted in the repayment of substantially all of the funds originally loaned to TNOH by the Company plus an additional return. The Company continues to maintain an equity interest in TNOH. TNOH continues to own the Texas municipal bond issue pending collection of the remaining accounts receivable and two Oklahoma municipal bond issues secured by three additional nursing home facilities.
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
Valuation of Other Investments
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
Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part II, Item 6 in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO MARCH 31, 2007
RESULTS OF OPERATIONS
a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months ended March 31, 2008 was $994,189 compared to $955,035 for the three months ended March 31, 2007. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the increase in revenue for the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007 is largely the result of an extra pay period in the first quarter of 2008 as compared to the first quarter of 2007.
     Interest Income
Interest income for the three months ended March 31, 2008 was $176,240 compared to $155,757 for the three months ended March 31, 2007. The increase in interest income is largely attributable to the realization of a full quarter’s preferred return on the Auburn investment in 2008 as compared to 2007, as well as an increase in the RDC receivable accruing additional interest.

b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months ended March 31, 2008 was $1,026,070 compared to $1,039,393 for the three months ended March 31, 2007. The reduction in expenses is generally related to the elimination of certain professional fees at the REG management company level.
     Income Tax
Total income tax benefit for each period presented is in the customary relationship to net loss before taxes, as expected for a regular C corporation.
LIQUIDITY AND CAPITAL RESOURCES
During the three months ended March 31, 2008, the Company’s operating activities used cash of $170,699 compared to $262,698 cash used for the three months ended March 31, 2007. The decrease in cash used for operating activities is largely due to the gains on sales of marketable securities that were realized in the 2007 period, with no gains realized for the same period in 2008. Gains of the sales of marketable securities are not recognized as cash for operating activities.
OFF-BALANCE SHEET ARRANGEMENTS
We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 6 — Related Party Transactions to the financial statements herein.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial instruments other than those mandated by other FASB standards; accordingly, the impact of the adoption of SFAS No. 159 on the Company’s financial statements was immaterial. The Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this Statement will have a significant impact.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2008 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008 based on these criteria.
This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

PART II — OTHER INFOMRATION
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

Call Now, Inc.
/s/ Thomas R. Johnson
Thomas R. Johnson
Chief Executive Officer and Chief Financial Officer May 13, 2008