Form 10-Q
period 2008-06-30
CALL NOW INC
filed 2008-08-14
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of Registrant as specified in its charter)

Nevada	65-0337175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Retama Parkway, Selma, TX (Address of principal executive offices)	78154 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 3,164,219 shares of common stock issued and outstanding as of August 13, 2008.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash and equivalents	$165,906	$231,030
Accounts receivable	489,069	369,069
Marketable securities — related party	13,514,518	16,228,731
Marketable securities — other	2,745,311	1,700,966
Other current assets	279,460	266,063

Total current assets	17,194,264	18,795,859

Long-Term Assets:
Marketable securities — related party	145,000	145,000
Investments	4,021,448	3,654,348
Notes and interest receivable — related party	4,224,981	4,071,935
Deferred tax asset	853,347	748,076

Total long-term assets	9,244,776	8,619,359

Total Assets	$26,439,040	$27,415,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$292,914	$265,146
Margin loan payable — related party	6,103,872	988,271
Margin loan payable	6,078,771	9,346,388
Deferred tax payable	2,786,928	3,723,324

Total current liabilities	15,262,485	14,323,129

Minority Interest in Consolidated Subsidiary	50,937	26,937

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 3,164,219 outstanding	3,326	3,326
Additional paid-in-capital	7,091,121	7,091,121
Treasury stock, at cost, 162,856 shares	(449,750)	(449,750)
Accumulated other comprehensive income	5,409,920	7,227,628
Retained earnings (deficit)	(928,999)	(807,173)

Total stockholders’ equity	11,125,618	13,065,152

Total Liabilities and Stockholders’ Equity	$26,439,040	$27,415,218

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$1,366,614	$1,269,177	$2,300,803	$2,164,212
Management fees	60,000	60,000	120,000	120,000

Total revenues	1,426,614	1,329,177	2,420,803	2,284,212

Expenses
Payroll and payroll related expenses	1,366,614	1,297,677	2,300,803	2,221,212
Other management expenses	—	41,149	—	71,149
Corporate general and administrative operations	206,594	158,658	298,475	244,516

Total expenses	1,573,208	1,497,484	2,599,278	2,536,877

Net Operating (Loss)	(146,594)	(168,307)	(178,475)	(252,665)

Other Income (Expenses)
Interest income	182,212	87,791	358,452	243,548
Gain (loss) on sales of marketable securities	—	(33,486)	—	80,266
Other income	—	—	—	8,217
Interest expense — related party	(131,017)	(100,945)	(225,143)	(231,953)
Interest expense — others	(65,041)	(120,730)	(157,931)	(218,474)

Total other (expenses), net	(13,846)	(167,370)	(24,622)	(118,396)

(Loss) before minority interest and income taxes	(160,440)	(335,677)	(203,097)	(371,061)

Minority interest in income of subsidiary	(12,000)	1,930	(24,000)	1,630

(Loss) before income taxes	(172,440)	(333,747)	(227,097)	(369,431)

Income tax (benefit)	(75,840)	(99,009)	(105,271)	(128,304)

Net (Loss)	$(96,600)	$(234,738)	$(121,826)	$(241,127)

Per Share Data

Basic and diluted (loss) per share	$(.03)	$(0.07)	$(.04)	$(.08)

Weighted average common shares outstanding:
Basic	3,164,219	3,164,219	3,164,219	3,164,219
Dilutive	3,164,219	3,164,219	3,164,219	3,164,219
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Operating Activities
Net (loss)	$(121,826)	$(241,127)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	—	(80,226)
Minority interest	24,000	(1,630)
Deferred taxes	(105,271)	(128,304)
Changes in operating assets and liabilities:
Accounts receivable	(120,000)	(120,000)
Other current assets	(166,443)	(677,022)
Accounts payable and accrued expenses	27,768	98,976

Net Cash (Used) by Operating Activities	(461,772)	(1,149,373)

Investing Activities
Proceeds from sales of available-for-sale marketable securities and investments	—	4,505,502
Purchase of available-for-sale marketable securities	(1,084,236)	(3,083,422)
Purchase of other investments	(367,100)	(670,000)

Net Cash Provided (Used) by Investing Activities	(1,451,336)	752,080

Financing Activities
Proceeds from margin loans	9,964,689	10,495,256

Payments on margin loans	(8,116,705)	(9,961,852)

Net Cash Provided by Financing Activities	1,847,984	533,404

Net Change in Cash	(65,124)	136,111

Cash at beginning of period	231,030	135,071

Cash at End of Period	$165,906	$271,182

Supplemental Disclosures
Interest paid in cash	$383,074	$450,427
Income tax paid in cash	—	—
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

NOTE 3 — MARGIN LOANS PAYABLE
Penson Financial Services, Inc. — Related Party
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”), which accrues interest at brokers call rate plus 2.70%, which was 8.20% as of June 30, 2008. The balance of the margin loan was $6,103,872 at June 30, 2008 and $988,270 at December 31, 2007. The margin loan is collateralized by a portion of the Company’s marketable securities other than the PWI common stock that is owned by the Company. The Company paid interest on the margin loan for the three months ended June 30, 2008 and 2007 of $131,017 and $100,945, respectively, and for the six months ended June 30, 2008 and 2007 of $225,143 and $231,953, respectively.
Calton & Associates, Inc. — Other
The Company has a margin loan payable to Calton & Associates, Inc., which accrues interest at 4.871% as of June 30, 2008. The balance of the margin loan was $6,078,771 at June 30, 2008 and $9,346,388 at December 31, 2007. A portion of the Company’s marketable securities, including the PWI common stock, collateralizes the margin loan. The Company paid interest on the margin loan for the three months and six months ended June 30, 2008 of $65,041 and $157,931, respectively.
NOTE 4 — INCOME TAXES
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statements No. 109” (“FIN 48”), on January 1, 2007. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Adoption of FIN 48 did not have a significant impact on the Company’s financial statements (see Note 8). If applicable, interest and penalties related to uncertain tax positions would be charged to interest expense. As of June 30, 2008, the Company had not accrued any interest related to uncertain tax provisions.
The Company has not included any accruals for unrecognized income tax benefits in its income tax calculations as of June 30, 2008 and June 30, 2007. The Company does not anticipate a significant change in its unrecognized tax benefits in the next 12 months.
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
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended June 30, 2008
Basic EPS:
Net (loss)	$(96,600)	3,164,219	$(0.03)
Effect of dilutive options	—	—	—

Dilutive EPS	$(96,600)	3,164,219	$(0.03)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended June 30, 2007
Basic EPS:
Net (loss)	$(234,738)	3,164,219	$(0.07)
Effect of dilutive options	—	—	—

Dilutive EPS	$(234,738)	3,164,219	$(0.07)

Six Months Ended June 30, 2008
Basic EPS:
Net (loss)	$(121,826)	3,164,219	$(0.04)
Effect of dilutive options	—	—	—

Dilutive EPS	$(121,826)	3,164,219	$(0.04)

Six Months Ended June 30, 2007
Basic EPS:
Net (loss)	$(241,127)	3,164,219	$(0.08)
Effect of dilutive options	—	—	—

Dilutive EPS	$(241,127)	3,164,219	$(0.08)

NOTE 6 — MARKETABLE SECURITIES — RELATED PARTY
The Company owns 1,130,922 shares of Penson Worldwide, Inc. (Nasdaq: PNSN) common stock with a market value of $13,514,518 at June 30, 2008, based on a closing stock price of $11.95 per share, and a market value of $16,228,731 at December 31, 2007, based on a closing stock price of $14.35 per share. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $6,103,872 at June 30, 2008 and $988,271 at December 31, 2007. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
The Company currently owns $145,000 of the Retama Development Corporation Special Facilities Revenue bonds, Series A (“Series A Bonds”), which are classified as long-term. The Series A Bonds are secured by a senior lien on the Retama Park racetrack facility. The principal amount of the Series A Bonds outstanding is $6,345,000 at June 30, 2008 and December 31, 2007.
The Company owns $43,962,500 of the Retama Development Corporation Special Facilities Revenue bonds, Series B (“Series B Bonds”) at June 30, 2008 and December 31, 2007. The Series B Bonds are secured by a lien on the Retama Park racetrack facility that is subordinate to the Series A Bonds and the Funding Agreement (discussed in Note 8). The principal amount of the Series A Bonds outstanding is $86,925,000 at June 30, 2008 and December 31, 2007. The Company’s carrying value (investment) in the Series B bonds was written down to $0 in 2006.
NOTE 7 — INVESTMENTS
The Company’s other investments have not incurred any significant changes since December 31, 2007. For more information, see the discussion in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
NOTE 8 — NOTES AND INTEREST RECEIVABLE
As part of the RDC’s bankruptcy and debt refinancing in 1996 and 1997, the Company entered into an agreement with the RDC that required the Company to fund any operating losses of the RDC for a period of up to 2 years (the “Funding Agreement”). Although the Company is no longer obligated to provide financing under the Funding Agreement, the Company has continued to periodically fund various capital needs of the RDC. At June 30, 2008, the total amount funded by the Company to the RDC was $3,088,419 in principal plus $1,136,562 in accrued interest. At December 31, 2007, the amount funded was $3,088,419 in principal plus $983,516 in accrued interest.

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
The IRS has completed examinations of the Company’s tax returns for the years 2000 through 2004. As a result of the examinations, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the RDC Series A bonds in the total amount of $598,000. If the IRS is successful, the Company would recognize federal income tax expense of approximately $200,000; however, this amount would reduce the Company’s available tax net operating loss carryforward and not result in a cash outlay to the Company. The Company filed a formal appeal with the IRS with respect to the IRS examinations. While the Company and the IRS have engaged in possible settlement discussions, any conclusion to this matter remains uncertain, as the conversations are preliminary. Accordingly, as required by FIN No. 48, “Accounting for Uncertainty in Income Taxes”, this contingency is disclosed, but an accrual is not included in the financial statements at June 30, 2008.
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
NOTE 10 — COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2008	2007	2008	2007
Net (loss) as reported	$(96,600)	$(234,738)	$(121,826)	$(241,127)

Other comprehensive income:
Change in fair market value of available-for-sale securities	3,068,912	(6,381,235)	(2,754,103)	(3,288,506)
Income tax effect	(1,043,430)	2,169,620	936,395	1,118,092

Total comprehensive income (loss)	$1,928,882	$(4,446,353)	$(1,939,534)	$(2,411,541)

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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$13,514,518	$—	$—	$13,514,518
Marketable securities — other	2,745,311	—	—	2,745,311

Liabilities:
None	$—	$—	$—	$—
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
The Company also owns a portion of the Retama Development Corporation Special Facilities Revenue bonds that were issued in 1997. The proceeds of the 1997 issue were used to refinance the bonds that were issued in 1993 whose proceeds were used to fund the construction of the Retama Park racetrack. Since the RDC has emerged from bankruptcy in 1997, the Company has periodically provided loans to the RDC for operating activities. (See Notes to Consolidated Financial Statements, Note 8 — Notes and Interest Receivable for additional details.)
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a pre-tax gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock, which represents an approximate 4.4% ownership interest. As of June 30, 2008 the realized other comprehensive income is from the increase in value of the PWI common stock of approximately $8,059,000.
The Estates at Canyon Ridge
On March 31, 2005 the Company entered into a partnership agreement to provide approximately forty-six percent (46%) of the equity for the development of a 270-unit luxury apartment complex to be known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The name of the partnership was originally Stone Oak Development, Ltd. and was changed to The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) on April 26, 2005. ECR Ltd. closed on the purchase of the 19.739 acre development site on May 2, 2005. The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”). The Company owns the largest interest in Stone Oak Prime, L.P. (“Limited Partner”) at forty-eight percent (48%). Other partners of the Limited Partner include Thomas R. Johnson, President and CEO of the Company, Christopher J. Hall, Chairman and the majority shareholder of the Company, and Bryan P. Brown, President of REG. The General Partner is required to fund five percent (5%) of the equity and the Limited Partner is required to fund ninety-five percent (95%).
As a Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At June 30, 2008 and December 31, 2007, the Company’s investment totaled approximately $2.276 million and $1.780 million, respectively.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide ninety-five percent (95%) of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serve as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid fifty percent (50%) to the general partner and fifty percent (50%) to the limited partner. At June 30, 2008 and December 31, 2007, the Company’s investment totaled approximately $1.36 million and $1.50 million, respectively.
TNO Holdings, LLC
During the course of 2007, the Company provided financing to TNO Holdings, LLC, a Florida limited liability company, totaling approximately $811,000 at June 30, 2008. TNO Holdings owned three municipal bond issues secured by a first mortgage lien on five long-term care facilities located in Oklahoma and Texas. The purpose of the loan from the Company is to provide working capital for the facilities and fund various capital improvements. The loan accrued interest at a rate of 9.50% and compounds monthly. Following discussions with the managing member of TNOH, the Company has agreed convert the loan to an approximately 42% equity interest in TNOH. During the fourth quarter of 2007, the two nursing homes located in Texas were sold to a third party and the net sales proceeds were used to redeem a portion of the municipal bond issue secured by the facilities and owned by TNO Holdings. The subsequent distribution to the members of TNOH resulted in the repayment of substantially all of the funds originally loaned to TNOH by the Company plus an additional return. The Company continues to maintain an equity interest in TNOH. TNOH continues to own the Texas municipal bond issue pending collection of the remaining accounts receivable and two Oklahoma municipal bond issues secured by three additional nursing home facilities.
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
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO JUNE 30, 2007
RESULTS OF OPERATIONS
     a. Revenues and Other Income
         Revenue
The Company’s revenue for the three months and six months ended June 30, 2008 was $1,366,614 and $2,300,803, respectively, compared to $1,329,177 and $2,284,212, respectively, for the three months and six months ended June 30, 2007. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the increase in revenue for the three months and six months ended June 30, 2008 as compared to the three months and six months ended June 30, 2007 is largely the result of raises offered to key REG employees.
         Interest Income
Interest income for the three months and six months ended June 30, 2008 was $182,212 and $358,452, respectively, compared to $87,791 and $243,548, respectively, for the three months and six months ended June 30, 2007. The increase in interest income is largely attributable to the realization of a full quarter’s preferred return on the Auburn investment in 2008 as compared to 2007, as well as an increase in the RDC receivable accruing additional interest.

     b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months and six months ended June 30, 2008 was $1,573,208 and $2,599,278 compared to $1,497,484 and $2,536,877, respectively, for the three months and six months ended June 30, 2007. The increase in expenses is directly related to an increase in payroll and payroll related expenses as detailed in the Revenue section above, partially offset by the elimination of certain professional fees at the REG management company level.
     Income Tax
Total income tax benefit for each period presented is in the customary relationship to net loss before taxes, as expected for a regular C corporation.
LIQUIDITY AND CAPITAL RESOURCES
During the six month ended June 30, 2008, the Company’s operating activities used cash of $461,772 compared to $1,149,373 cash used for the six months ended June 30, 2007. The decrease in cash used for operating activities is largely due to the gains on sales of marketable securities that were realized in the 2007 period, with no gains realized for the same period in 2008. The decrease is also related to a reduction in the funding of the RDC notes receivable in 2008 compared to 2007. Gains on the sales of marketable securities are not recognized as cash for operating activities.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 will impact how we report the minority interest in our consolidated 80% owned subsidiary, but this impact will not be significant to our financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Because we are a smaller reporting company, this Item is not applicable to us.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2008 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFOMRATION
ITEM 1. LEGAL PROCEEDINGS
Not Applicable.
ITEM 1A. RICK FACTORS
Because we are a smaller reporting company, this Item is not applicable to us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
The Company’s 2008 Annual Meeting of Stockholders was held on May 14, 2008. Proxies were solicited by the Company’s Board of Directors pursuant to Regulation 14 under the U.S. Securities Exchange Act of 1934. There was no solicitation in opposition to the Board’s nominees as listed in the proxy statement, and all nominees were elected by vote of the stockholders. The following is a summary of the votes cast by the holders of Common Stock represented in person and by proxy at the meeting.
Election of Directors
The following nominees were elected as directors of the Company by a resolution of the stockholders, approved as follows:

Nominee	Votes For	Withheld
William M. Allen	2,315,885	5,291
Bryan P. Brown	2,315,885	5,291
Christopher J. Hall	2,315,885	5,291
Thomas R. Johnson	2,315,885	5,291
Appointment of Auditors
The ratification of the Board of Director’s appointment of Akin, Doherty, Klein & Feuge, P.C., certified public accountants, as the Company’s auditors for the fiscal year ending December 31, 2008 was approved by the stockholders of the Company as follows:

Votes For	Against	Abstain
2,320,888	9	279
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
August 13, 2008