Form 10-Q
period 2008-09-30
CALL NOW INC
filed 2008-11-13
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Registrant had 2,902,367 shares of common stock issued and outstanding as of November 13, 2008.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash and equivalents	$164,153	$231,030
Accounts receivable	549,069	369,069
Marketable securities — related party	15,269,788	16,228,731
Marketable securities — other	1,359,803	1,700,966
Other current assets	187,788	266,063

Total current assets	17,530,601	18,795,859

Furniture, Equipment and Improvements (Less Accumulated Depreciation of $37,292 and $36,901 Respectively)	19,230	—

Long-Term Assets:
Marketable securities — related party	145,000	145,000
Investments	4,342,947	3,654,348
Notes and interest receivable — related party	4,847,165	4,071,935
Deferred tax asset	875,982	748,076

Total long-term assets	10,211,094	8,619,359

Total Assets	$27,760,925	$27,415,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$252,399	$265,146
Margin loan payable — related party	7,372,114	988,271
Margin loan payable	6,809,224	9,346,388
Deferred tax payable	3,453,669	3,723,324

Total current liabilities	17,887,406	14,323,129

Minority Interest in Consolidated Subsidiary	62,937	26,937

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 2,902,367 outstanding	3,326	3,326
Additional paid-in-capital	7,091,121	7,091,121
Treasury stock, at cost, 424,708 and 162,856 shares	(3,094,454)	(449,750)
Accumulated other comprehensive income	6,704,180	7,227,628
Retained earnings (deficit)	(893,591)	(807,173)

Total stockholders’ equity	9,810,582	13,065,152

Total Liabilities and Stockholders’ Equity	$27,760,925	$27,415,218

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$1,180,624	$1,197,999	$3,481,427	$3,362,211
Management fees	60,000	60,000	180,000	180,000

Total revenues	1,240,624	1,257,999	3,661,427	3,542,211

Expenses
Payroll and payroll related expenses	1,180,624	1,226,499	3,481,427	3,447,711
Other management expenses	—	30,000	—	101,149
Corporate general and administrative operations	218,829	124,033	517,304	368,549

Total expenses	1,399,453	1,380,532	3,998,731	3,917,409

Net Operating (Loss)	(158,829)	(122,533)	(337,304)	(375,198)

Other Income (Expenses)
Interest income	218,323	157,479	576,775	401,027
Gain on sales of marketable securities	172,875	3,963	172,875	84,229
Other income	—	—	—	8,217
Interest expense — related party	(129,062)	(138,283)	(354,205)	(370,236)
Interest expense — others	(78,534)	(92,468)	(236,465)	(310,942)

Total other income (expenses), net	183,602	(69,309)	158,980	(187,705)

Income (Loss) before minority interest and income taxes	24,773	(191,842)	(178,324)	(562,903)

Minority interest in income of subsidiary	(12,000)	(300)	(36,000)	1,330

Income (Loss) before income taxes	12,773	(192,142)	(214,324)	(561,573)

Income tax expense (benefit)	(22,635)	(70,457)	(127,906)	(198,761)

Net Income (Loss)	$35,408	$(121,685)	$(86,418)	$(362,812)

Per Share Data

Basic and diluted income (loss) per share	$.01	$(0.04)	$(.03)	$(.11)

Weighted average common shares outstanding:
Basic	3,150,141	3,164,219	3,159,441	3,164,219
Dilutive	3,150,141	3,164,219	3,159,441	3,164,219
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Operating Activities
Net (loss)	$(86,418)	$(362,812)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(172,875)	(84,229)
Minority interest	36,000	(1,330)
Deferred taxes	(127,906)	(198,761)
Depreciation	391	—
Changes in operating assets and liabilities:
Accounts receivable	(180,000)	(180,000)
Other current assets	(876,341)	(978,679)
Accounts payable and accrued expenses	(12,747)	186,058

Net Cash (Used) by Operating Activities	(1,419,896)	(1,619,753)

Investing Activities
Proceeds from sales of available-for-sale marketable securities and investments	548,097	4,510,502
Purchase of available-for-sale marketable securities	(1,180,056)	(3,083,422)
Purchase of other investments	(688,599)	(670,000)
Purchases of furniture, equipment and improvements	(19,621)	—

Net Cash Provided (Used) by Investing Activities	(1,340,179)	757,080

Financing Activities
Proceeds from margin loans	12,771,631	11,149,284
Payments on margin loans	(8,924,952)	(10,385,626)
Purchase of treasury stock	(1,153,481)	—

Net Cash Provided by Financing Activities	2,693,198	763,658

Net Change in Cash	(66,877)	(99,015)

Cash at beginning of period	231,030	135,071

Cash at End of Period	$164,153	$36,056

Supplemental Disclosures
Interest paid in cash	$590,670	$681,178
Income tax paid in cash	—	31,250
Treasury stock acquired with marketable security — other	1,491,224	—
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
Certain prior period amounts have been reclassified to conform to the current year’s presentation.
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
Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At September 30, 2008, all of the Company’s marketable securities were available-for-sale. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
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

NOTE 3 — MARGIN LOANS PAYABLE
Penson Financial Services, Inc. — Related Party
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”), which accrues interest at brokers call rate plus 2.70%, which was 8.20% as of September 30, 2008. The balance of the margin loan was $7,372,114 at September 30, 2008 and $988,271 at December 31, 2007. The margin loan is collateralized by a portion of the Company’s marketable securities other than the PWI common stock that is owned by the Company. The Company paid interest on the margin loan for the three months ended September 30, 2008 and 2007 of $129,062 and $138,283, respectively, and for the nine months ended September 30, 2008 and 2007 of $354,205 and $370,236, respectively.
Others
The Company has a margin loan payable to a third party that accrues interest at 4.60% as of September 30, 2008. The balance of the margin loan was $6,809,224 at September 30, 2008 and $9,346,388 at December 31, 2007. A portion of the Company’s marketable securities, including the PWI common stock, collateralizes the margin loan. The Company paid interest on the margin loan for the three months ended September 30, 2008 and 2007 of $78,534 and $92,468, respectively, and for the nine months ended September 30, 2008 and 2007 of $236,465 and $310,942, respectively.
NOTE 4 — INCOME TAXES
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statements No. 109” (“FIN 48”), on January 1, 2007. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Adoption of FIN 48 did not have a significant impact on the Company’s financial statements (see Note 9). If applicable, interest and penalties related to uncertain tax positions would be charged to interest expense. As of September 30, 2008, the Company had not accrued any interest related to uncertain tax provisions.
The Company has not included any accruals for unrecognized income tax benefits in its income tax calculations as of September 30, 2008 and September 30, 2007. The Company does not anticipate a significant change in its unrecognized tax benefits in the next 12 months.
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
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended September 30, 2008
Basic EPS:
Net income	$35,408	3,150,141	$0.01
Effect of dilutive options	—	—	—

Dilutive EPS	$35,408	3,150,141	$0.01

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended September 30, 2007
Basic EPS:
Net (loss)	$(121,685)	3,164,219	$(0.04)
Effect of dilutive options	—	—	—

Dilutive EPS	$(121,685)	3,164,219	$(0.04)

Nine Months Ended September 30, 2008
Basic EPS:
Net (loss)	$(86,418)	3,159,441	$(0.03)
Effect of dilutive options	—	—	—

Dilutive EPS	$(86,418)	3,159,441	$(0.03)

Nine Months Ended September 30, 2007 Basic EPS:
Net (loss)	$(362,812)	3,164,219	$(0.11)
Effect of dilutive options	—	—	—

Dilutive EPS	$(362,812)	3,164,219	$(0.11)

NOTE 6 — MARKETABLE SECURITIES — RELATED PARTY
The Company owns 1,100,922 shares of Penson Worldwide, Inc. (Nasdaq: PNSN) common stock with a market value of $15,269,788 at September 30, 2008, based on a closing stock price of $13.87 per share, and a market value of $16,228,731 at December 31, 2007, based on a closing stock price of $14.35 per share. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $7,372,114 at September 30, 2008 and $988,271 at December 31, 2007. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc. During this fiscal quarter ended September 30, 2008 the Company sold 30,000 shares of Penson Worldwide, Inc. common stock at a price of $18.30 per share. Subsequent to the conclusion of the Company’s third fiscal quarter ended September 30, 2008, the price of PWI’s common stock significantly declined. As of the 4:00 p.m. EST closing of the NASDAQ stock market on November 10, 2008, PWI common stock closed at $7.00 per share and the market value of the Company’s holding of PWI common stock was $7,706,454.
The Company currently owns $145,000 of the Retama Development Corporation Special Facilities Revenue bonds, Series A (“Series A Bonds”), which are classified as long-term. The Series A Bonds are secured by a senior lien on the Retama Park racetrack facility. The principal amount of the Series A Bonds outstanding is $6,250,000 at September 30, 2008 and $6,345,000 at December 31, 2007.
The Company owns $43,962,500 of the Retama Development Corporation Special Facilities Revenue bonds, Series B (“Series B Bonds”) at September 30, 2008 and December 31, 2007. The Series B Bonds are secured by a lien on the Retama Park racetrack facility that is subordinate to the Series A Bonds and the Funding Agreement (discussed in Note 8). The principal amount of the Series A Bonds outstanding is $86,925,000 at September 30, 2008 and December 31, 2007. The Company’s carrying value (investment) in the Series B bonds was written down to $0 in 2006.
NOTE 7 — MARKETABLE SECURITIES — OTHER
During the quarter ended September 30, 2008, the Company incurred a $230,502 write-down of its investment in certain municipal bonds.
The Company subsequently exchanged its holdings in a municipal bond issue for 147,646 shares of the Company’s common stock at $10.10 per share with its Chairman and controlling stockholder, Christopher J. Hall. This matter was previously reported on Form 8-K filed September 30, 2008. The Company’s other marketable securities have not incurred any significant changes since December 31, 2007. For more information, see the discussion in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 8 — NOTES AND INTEREST RECEIVABLE
As part of the RDC’s bankruptcy and debt refinancing in 1996 and 1997, the Company entered into an agreement with the RDC that required the Company to fund any operating losses of the RDC for a period of up to 2 years (the “Funding Agreement”). Although the Company is no longer obligated to provide financing under the Funding Agreement, the Company has continued to periodically fund various capital needs of the RDC. At September 30, 2008, the total amount funded by the Company to the RDC was $3,627,569 in principal plus $1,219,596 in accrued interest. At December 31, 2007, the amount funded was $3,088,419 in principal plus $983,516 in accrued interest.
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
The IRS has completed examinations of the Company’s tax returns for the years 2000 through 2004. As a result of the examinations, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the RDC Series A bonds in the total amount of $598,000. If the IRS is successful, the Company would recognize federal income tax expense of approximately $200,000; however, this amount would reduce the Company’s available tax net operating loss carryforward and not result in a cash outlay to the Company. The Company filed a formal appeal with the IRS with respect to the IRS examinations. While the Company and the IRS have engaged in possible settlement discussions, any conclusion to this matter remains uncertain, as the conversations are preliminary. Accordingly, as required by FIN No. 48, “Accounting for Uncertainty in Income Taxes”, this contingency is disclosed, but an accrual is not included in the financial statements at September 30, 2008.
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
NOTE 10 — COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2008	2007	2008	2007
Net income (loss) as reported	$35,408	$(121,685)	$(86,418)	$(362,812)
Other comprehensive income:
Change in fair market value of available-for-sale securities	2,174,781	(6,805,414)	(793,102)	(10,093,920)
Income tax effect	(739,425)	2,313,841	269,655	3,431,933

Total comprehensive income (loss)	$1,470,764	$(4,613,258)	$(609,865)	$(7,024,799)

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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$15,269,788	$—	$—	$15,269,788
Marketable securities — other	1,359,803	—	—	1,359,803

Liabilities:
None	$—	$—	$—	$—
The Company’s financial instruments relate to its available-for-sale marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in other comprehensive income until the investment is sold.
NOTE 12 — TREASURY STOCK
During the quarter ended September 30, 2008, the Company purchased from its Chairman and controlling stockholder, Christopher J. Hall, a total of 261,852 shares of the Company’s common stock at $10.10 per share, for a total cost of $2,644,704. 147,646 shares of common stock were purchased in exchange for the Company’s holdings in a municipal bond issue, and an additional 114,206 shares of the Company’s common stock were purchased for cash. This matter was previously reported on Form 8-K filed September 30, 2008.

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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a pre-tax gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock, which represented an approximate 4.4% ownership interest. The Company’s current PWI common stock position is 1,100,922 shares. As of September 30, 2008 the realized other comprehensive income is from the increase in value of the PWI common stock of approximately $9,959,000.
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
As a Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At September 30, 2008 and December 31, 2007, the Company’s investment totaled approximately $2.598 million and $1.780 million, respectively.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide ninety-five percent (95%) of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serve as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid fifty percent (50%) to the general partner and fifty percent (50%) to the limited partner. At September 30, 2008 and December 31, 2007, the Company’s investment totaled approximately $1.36 million and $1.50 million, respectively.
TNO Holdings, LLC
During the course of 2007, the Company provided financing to TNO Holdings, LLC, a Florida limited liability company, totaling approximately $811,000 at September 30, 2008. TNO Holdings owned three municipal bond issues secured by a first mortgage lien on five long-term care facilities located in Oklahoma and Texas. The purpose of the loan from the Company is to provide working capital for the facilities and fund various capital improvements. The loan accrued interest at a rate of 9.50% and compounds monthly. Following discussions with the managing member of TNOH, the Company has agreed convert the loan to an approximately 42% equity interest in TNOH. During the fourth quarter of 2007, the two nursing homes located in Texas were sold to a third party and the net sales proceeds were used to redeem a portion of the municipal bond issue secured by the facilities and owned by TNO Holdings. The subsequent distribution to the members of TNOH resulted in the repayment of substantially all of the funds originally loaned to TNOH by the Company plus an additional return. The Company continues to maintain an equity interest in TNOH. TNOH continues to own the Texas municipal bond issue pending collection of the remaining accounts receivable and two Oklahoma municipal bond issues secured by three additional nursing home facilities.
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
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO SEPTEMBER 30, 2007
RESULTS OF OPERATIONS
   a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months and nine months ended September 30, 2008 was $1,240,624 and $3,661,427, respectively, compared to $1,257,999 and $3,542,211, respectively, for the three months and nine months ended September 30, 2007. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the similarity in revenue for the three months and nine months ended September 30, 2008 as compared to the three months and nine months ended September 30, 2007 largely reflects continued personnel efficiency at Retama Park, offset somewhat by raises offered to key REG employees.

     Interest Income
Interest income for the three months and nine months ended September 30, 2008 was $218,323 and $576,775, respectively, compared to $157,479 and $401,027, respectively, for the three months and nine months ended September 30, 2007. The increase in interest income is largely attributable to the realization of a full quarter’s preferred return on the Auburn investment in 2008 as compared to 2007, as well as an increase in the RDC receivable accruing additional interest.
   b. Expenses
   Cost and Other Expenses of Revenues
Operating expenses for the three months and nine months ended September 30, 2008 was $1,399,453 and $3,998,731 compared to $1,380,532 and $3,917,409, respectively, for the three months and nine months ended September 30, 2007. Operating expenses have remained flat as payroll and payroll related expenses have remained relatively consistent during these time periods as further detailed in the Revenue section above.
   Income Tax
Total income tax benefit for each period presented is in the customary relationship to net loss before taxes, as expected for a regular C corporation.
LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended September 30, 2008, the Company’s operating activities used cash of $1,419,896 compared to $1,619,753 cash used for the nine months ended September 30, 2007. The decrease in cash used for operating activities is largely due to a smaller loss in year-to-date 2008 compared to the same period in 2007 and a reduction in the amount loaned under the Funding Agreement for this period in 2008 as compared to the same period in 2007.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” currently establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 amends and expands the disclosure requirements of Statement 133 with enhanced quantitative, qualitative and credit risk disclosures. The Statement requires quantitative disclosure in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements. Also required in the tabular presentation is a separation of hedging and non-hedging activities. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to clarify these disclosures about concentrations of credit risk should include derivative adoption. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the application of this Statement on its disclosures to have a material impact in its consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Because we are a smaller reporting company, this Item is not applicable to us.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART II — OTHER INFOMRATION
ITEM 1. LEGAL PROCEEDINGS
Not Applicable.
ITEM 1A. RISK FACTORS
Because we are a smaller reporting company, this Item is not applicable to us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following shares of the Company’s common stock were repurchased by the Company during the third quarter.

Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	may yet be
	Total Number	Average	part of Publicly	Purchased under
	of Shares	Price	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
September 1, to September 30, 2008	261,852	$10.10	0	$ -0-
These shares were purchased from Christopher J. Hall, Chairman and controlling stockholder, in a private transaction. This matter was previously reported on Form 8-K filed September 30, 2008.
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

Call Now, Inc.

/s/ Thomas R. Johnson Thomas R. Johnson
Chief Executive Officer and
Chief Financial Officer
November 13, 2008
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK