Form 10-K
period 2008-12-31
CALL NOW INC
filed 2009-03-26
CIK 869484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2008
COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of registrant in its charter)

NEVADA	65-0337175
(State of Incorporation)	(IRS Employer Identification No.)
1 Retama Parkway
Selma, TX 78154
(Address of principal executive offices)

Registrant’s Telephone No. (210) 651-7145
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.001 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2008 (the last business day of the registrants’ most recently completed second fiscal quarter) was $1,566,208.
The number of shares outstanding of the issuer’s common equity is: 2,902,367 shares of common stock, as of March 4, 2009.
Documents Incorporated by Reference: NONE

Special Note Regarding Forward-Looking Statements
This Annual Report and the information contained herein contain forward-looking statements that involve both risk and uncertainty and that may not be based on current or historical fact. Although we believe our expectations to be accurate, forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause or contribute to such differences include but are not limited to:
•	concentration of operations in our subsidiary

•	concentration of assets one investment

•	limited liquidity available in the secondary market for shareholders

•	unresolved Internal Revenue Service examination

•	general economic conditions
Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should” “would,” “continue,” “seeks,” “pro forma,” or “anticipates” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new technology, integration of acquisitions, possible changes in our regulatory environment and other statements that are not historical. Additional important factors that may cause our actual results to differ from our projections are detailed later in this report under the section entitled “Risk Factors.” You should not place undue reliance on any forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement.

PART I
ITEM 1. BUSINESS.
HISTORY AND DEVELOPMENTS DURING THE LAST THREE YEARS
Call Now, Inc. (the “Company”) was organized under the laws of the State of Florida on September 24, 1990 under the name Rad San, Inc. The Company changed its name to Phone One International, Inc. in January 1994 and to Call Now, Inc. in December 1994. The Company changed its domicile to the State of Nevada in 1999.
The primary operation of the Company is the management of Retama Park racetrack (“Retama Park”) in Selma, Texas, through an 80% owned subsidiary, Retama Entertainment Group, Inc. (“REG”). In late 1997 the Company, in conjunction with Retama Partners, the holder of the racing license for Retama Park Racetrack, formed REG, a management company created to assume management responsibilities at Retama Park. Retama Park is owned by the Retama Development Corporation (the “RDC”), a local government corporation organized by and acting on behalf of the City of Selma, Texas. The RDC has an agreement with REG to operate and manage Retama Park that extends through November 1, 2010. The RDC, as owner of the facility, reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee.
Through a series of transactions, the Company acquired a minority interest in the RDC 1997 Series A bonds and a majority interest in the RDC 1997 Series B bonds. The Company’s ownership of these bonds is detailed in the Bonds section under Item 7 of this 10-K.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO, resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represent an approximate 7.29% interest in that company; and 1,100,922 shares of the publicly traded PWI common stock, which represents an approximate 4.37% interest in PWI as of December 31, 2008.
The Company has maintained an investment account with Penson Financial Services, Inc., a wholly owned subsidiary of PWI, since 1999. At December 31, 2008, the Company had a margin loan in this account in the amount of $14,047,102, which is collateralized by a portion of its marketable securities.
On March 31, 2005 the Company entered into a partnership agreement to provide approximately 46% of the equity for the development of a 270-unit luxury apartment complex known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) closed on the purchase of the 19.739 acre development site on May 2, 2005. The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”) that also serves as the management company of the property upon completion. The limited partner of ECR Ltd. is Stone Oak Prime, L.P. (“Limited Partner”). The Company owns the largest interest in the Limited Partner at 48%. Other partners of the Limited Partner include Thomas R. Johnson, President, CEO and Director of the Company, Christopher J. Hall, the majority shareholder and Director of the Company, and Bryan P. Brown, President of REG and Director of the Company. The General Partner is

required to fund 5% of the equity and the Limited Partner is required to fund 95%. As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General Partner and 50% to the Limited Partner. As of December 31, 2008 and 2007, the Company’s investment totaled approximately $2.60 million and $1.78 million, respectively.
On December 11, 2006 the Company entered into a partnership agreement to provide 95% of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full-service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serves as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid 50% to the general partner and 50% to the limited partner. As of December 31, 2008 and 2007, the Company’s investment totaled approximately $1.36 million and $1.5 million, respectively.
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
AVAILABLE INFORMATION
Copies of the Company’s Form 10-K and proxy statement may be obtained by notifying the Company in writing at its physical address.
ITEM 1A. RISK FACTORS.
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
Concentration of Assets
As of December 31, 2008 the Company’s investment in Penson Worldwide, Inc. (“PWI”) common stock represented approximately 41% of the total assets of the Company. Any significant decline in the fair market value of this asset may negatively impact the financial position and operations of the Company.
Limited Liquidity Available in the Secondary Market
As detailed in Item 12 of this report, a director of the Company holds 89.05% of the outstanding common stock of the Company as of March 4, 2009. Given the majority position held by a single shareholder and the shareholder’s position as a director of the Company, there remains a relatively small amount of shares available in the public float. A limited float may have the effect of reducing the number of buyers and sellers of the Company’s stock, and as a result, negatively impact the liquidity of the Company’s common stock.
Internal Revenue Service Examination
As more fully detailed below in Note 7 to our audited financial statements as of December 31, 2008, in 2004 the Internal Revenue Services (“IRS”) conducted an examination of the tax-exempt status of the municipal bonds issued by the RDC in connection with that company’s reorganization in 1997. In February 2005, the IRS issued a proposed adverse determination with respect to the RDC’s 1997 Series A and Series B bonds. In August 2005, the IRS completed an examination of the Company’s tax returns for the years 2000 through 2003. As a result of the examination, the IRS submitted a request for change to include in taxable income the interest received by the Company on the RDC Series A bonds.
Over the past year, the Company has been engaged in negotiations with the IRS to settle this dispute. While the eventual result of these negotiations cannot be known at this time, a lack of a settlement could lead to a protracted legal dispute and possibly, a tax assessment on past tax-exempt interest received by the Company on the RDC bonds.
General Economic Conditions
The severe economic downturn that the United States is currently experiencing has had an effect on most businesses. While it remains difficult to assess to long-term effects on the Company, it is anticipated that if the severe national economic difficulties are protracted, this could negatively impact the businesses the Company is involved with.
Investment Company Act
The Company has taken the position it is not an investment company required to be registered under the Investment Company Act of 1940 (the “1940 Act”), based on one or more applicable exemptions thereunder. If it was established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission. We would also be unable to enforce contracts with third parties or third parties could seek to obtain rescission of transactions undertaken with us during the period it was established that we were an unregistered investment company. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Company, for more information.

Risks Related to Our Common Stock
Stock Price Volatility
The market for our common stock is highly volatile. In 2008, our closing stock price fluctuated between $1.10 and $17.00 per share. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results and the small trading float of our stock given the ownership of our majority owner of approximately 89% of our outstanding shares.
Control by a Single Shareholder
Christopher J. Hall owns approximately 89% of issued and outstanding common stock. As a result of such ownership, Mr. Hall has the power to effectively control the Company, including elections of directors, the determination of matters requiring shareholders approval and other matters pertaining to corporate governance.
ITEM 2. PROPERTIES.
The Company has offices of approximately 512 square feet at Retama Park in space leased from the Retama Development Corporation on a month-to-month basis.
The Company has an equity interest in a partnership, which developed a 270-unit apartment complex, which is further described above in Item 1.
The Company has an equity interest in a partnership that owns a 156-unit dormitory, which is further described above in Item 1.
ITEM 3. LEGAL PROCEEDINGS.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of our stockholders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock trades on the over-the-counter market under the symbol “CLNW”. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

FISCAL YEAR 2007	HIGH BID	LOW BID
1st Quarter	$14.95	$7.00
2nd Quarter	16.90	11.00
3rd Quarter	17.00	7.00
4th Quarter	17.00	7.10

FISCAL YEAR 2008	HIGH BID	LOW BID
1st Quarter	$17.00	$7.10
2nd Quarter	15.00	.10
3rd Quarter	7.50	.10
4th Quarter	7.00	.50
The Company has never declared or paid cash or stock dividends and has no present plans to pay any such dividends in the foreseeable future. There are no restrictions that limit the Company’s ability to pay dividends. As of March 4, 2009 there were approximately 298 registered holders of record of the Company’s common stock.
Issuer Purchases of Equity Securities
The following table sets forth information about our purchase of shares of our common stock during the quarter ended December 31, 2008.

			(c)	(d)
	(a)	(b)	Total number of shares	Maximum number (or approximate
	Total number	Average	purchased as part of	dollar value) of shares that may yet
	of shares	price paid	publicly announced plans or	be purchased under the plans or
Period	purchased	per share	programs	programs
September 26, 2008	261,852 shares(1)	$10.10	0	0

(1)	These shares were purchased privately from Christopher J. Hall for cash and securities. See Item 13 herein for further information about this transaction.
ITEM 6. SELECTED FINANCIAL DATA.
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS.
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
The Company owns both Senior Series A Bonds and Subordinate Series B Bonds as detailed in the chart below.

	Senior	Subordinate
Retama Development Corporation Special	Series A Bonds	Series B Bonds
Facilities Revenue Bonds, Dated 1997	7% due 9/1/33	8% due 9/1/33
Total Bonds Outstanding at December 31, 2008	$6,250,000	$86,925,000
Bonds owned by Call Now, Inc. at December 31, 2008	$145,000	$43,962,500
Carrying Value of Call Now, Inc. position at December 31, 2008 as reported on the balance sheet	$145,000	$-0-
The Series A bonds are subject to an annual mandatory sinking fund redemption. As of December 31, 2008, a total of $750,000 of the original $7,000,000 Series A bonds have been redeemed through the sinking fund, resulting in the $6,250,000 in Series A bonds outstanding at December 31, 2008. The Company recognizes a carrying value on the balance sheet at face value of the Series A bonds, or $145,000.
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
The investment in PWI was made in the form of a convertible promissory note maturing on June 26, 2008 (the “PWI Note”). The PWI Note also called for the Company, as noteholder, to have the option to convert the entire outstanding principal amount into shares of PWI’s common stock. The conversion price per common share was 2.25 times PWI’s shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003, which equated to $2.01 per share.
In August of 2003, the Company’s President and CEO, Thomas R. Johnson, was elected to the Board of Directors of PWI.

On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into PWI common stock, totaling 3,283,582 shares.
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represent an approximate 7.29% interest in the company; and 1,100,922 shares of the publicly traded PWI common stock, which represents approximately 4.37% of PWI’s outstanding shares as of December 31, 2008. As of December 31, 2008 the Company realized cumulative other comprehensive income from the increase in value of the PWI common stock of approximately $3,078,000 (gross) or $2,036,000 net of taxes.
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
As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General Partner and 50% to the Limited Partner. At December 31, 2008, the Company’s investment totaled approximately $2.60 million. Construction of project was completed in 2008 and the occupancy as of December 31, 2008 was approximately 88%.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide 95% of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full-service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer who also serves as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraphs. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid 50% to the general partner and 50% to the limited partner. As of December 31, 2008, the Company’s investment totaled approximately $1.36 million. Rehabilitation of the facility was completed during 2007 and 100% occupancy was achieved for the beginning of the 2008-2009 school year. An equity distribution of $125,000 was paid to the Company in February 2008.
TNO Holdings, LLC
During the course of 2007, the Company provided financing to TNO Holdings, LLC (“TNOH”), a Florida limited liability company, totaling approximately $811,000. TNOH owned three municipal bond issues secured by a first mortgage lien on five long-term care facilities located in Oklahoma and Texas. The purpose of the loan from the Company was to provide working capital for the facilities and fund various capital improvements. The loan accrued interest at a rate of 9.50% and compounded monthly. Following discussions with the managing member of TNOH, the Company has agreed convert the loan to an approximately 42% equity interest in TNOH. During the fourth fiscal quarter of 2007 for the Company, the two nursing homes located in Texas were sold to a third party and the net sales proceeds were used to redeem a portion of the municipal bond issue secured by the facilities and owned by TNO Holdings. The subsequent distribution to the members of TNOH resulted in the repayment of substantially all of the funds originally loaned to TNOH by the Company plus an additional return. The Company continues to maintain an equity interest in TNOH. TNOH continues to own the Texas municipal bond issue pending collection of the remaining accounts receivable and two Oklahoma municipal bond issues secured by three nursing home facilities.
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
Critical Accounting Policies and Estimates
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

Valuation of Penson Worldwide, Inc. Common Stock
The Penson Worldwide, Inc. (“PWI”) (Nasdaq: PNSN) common stock is valued at the market value of the shares held by the Company at the close of business on December 31, 2008, the last trading day of the fiscal year. Based on a closing price of $7.62 per share and a position of 1,100,922 shares, the Company’s holdings of PWI common stock is valued at $8,389,026 as of December 31, 2008. The Company held 1,130,922 shares of PWI common stock as of December 31, 2007 and the holdings were value at $16,228,731 at that time.
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
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which supplements FAS 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This is a different standard for recognition than the approach previously required. Both approaches require the Company to exercise considerable judgment and estimates are inherent in both processes. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return.
YEAR ENDED DECEMBER 31, 2008 COMPARED TO 2007
RESULTS OF OPERATIONS
     a. Revenues and Other Income
          Revenue
The Company’s revenue for the year ended December 31, 2008 was $5,463,122 compared to $4,855,038 for the year ended December 31, 2007. The increase in revenue is attributed to an increase in Thoroughbred race days at Retama Park racetrack, 51 in 2008 as compared to 32 in 2007. Retama Park hosted the same number Quarter Horse race days in 2008 as compared to 2007. As discussed in the “Retama Park Racetrack – Management” section under Item 7 in this section, the Company’s revenue is directly related to the reimbursement of payroll and payroll related expenses of the racetrack. Therefore, an increase in race days results in an increase in staffing requirements and, consequently, increases reimbursements to the Company.
          Interest Income
Interest income for the year ended December 31, 2008 was $729,905 compared to $564,057 for the year ended December 31, 2007. The increase in interest income was principally the result of an increase in accrued interest for the Company’s Funding Agreement with the Retama Development Corporation.
     b. Expenses
          Cost and Other Expenses of Revenues
Operating expenses for the year ended December 31, 2008 was $5,943,604 compared to $5,298,359 for the year ended December 31, 2007. The increase in operating expense in 2008 as compared to 2007 is also attributable to the increase in Thoroughbred race days at Retama Park in 2008 from the prior year.

          Income Tax
The Company recognized a federal tax expense in 2008 of $178,393 and a benefit in 2007 of $263,603. The Company’s total federal income tax does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income. In 2008, the Company also incurred a $250,000 charge for an unrecognized tax benefit, which resulted in the Company incurring a total federal tax expense of $178,393 for the year.
          Other Comprehensive Income
In 2008, the Company recognized other comprehensive income of $2,113,109, net of related taxes, primarily on the increase in fair market value over the Company’s cost basis of its investments in Penson Worldwide, Inc. common stock based on the closing price of the common stock as of December 31, 2008. Other comprehensive income in 2007 was $7,227,628, net of taxes.
LIQUIDITY AND CAPITAL RESOURCES
During the year ended December 31, 2008, the Company’s operating activities used cash of $716,871 compared to $810,871 used for the year ended December 31, 2007.
As discussed in Note 5 to the audited financial statements, the Company maintains an investment account that utilizes a margin loan collateralized by the Company’s marketable securities. As of December 31, 2008 the available balance of that margin loan was in excess of $2.0 million. As a result of this availability of funds management of the Company believes it has adequate financial resources to fund its operations for the next twelve months.
OFF-BALANCE SHEET ARRANGEMENTS
We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 7A. QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Call Now, Inc. and Subsidiary
San Antonio, Texas
We have audited the accompanying consolidated balance sheets of Call Now, Inc. and Subsidiary (collectively referred to as “the Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Call Now, Inc. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, in 2007 the Company changed its method for accounting for income taxes.

/s/ Akin, Doherty, Klein & Feuge, P.C. Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
March 20, 2009

CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and equivalents	$88,837	$231,030
Accounts receivable	609,069	369,069
Marketable securities – related party	8,389,026	16,228,731
Marketable securities – other	1,264,954	1,700,966
Other current assets	119,660	266,063

Total current assets	10,471,546	18,795,859

Furniture, Equipment and Improvements (less accumulated depreciation of $1,372)	18,249	—

Other Assets:
Marketable securities – Retama Development Corp.	145,000	145,000
Investments	4,342,948	3,654,348
Notes and interest receivable – Retama Development Corp.	4,939,464	4,071,935
Deferred tax asset	843,681	748,076

Total other assets	10,271,093	8,619,359

Total Assets	$20,760,888	$27,415,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$524,275	265,146
Margin loan payable – related party	14,047,102	988,271
Margin loan payable – other	—	9,346,388
Deferred taxes payable	1,088,571	3,723,324

Total current liabilities	15,659,948	14,323,129

Minority Interest in Consolidated Subsidiary	76,437	26,937

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 2,902,367 outstanding	3,326	3,326
Additional paid-in-capital	7,091,121	7,091,121
Treasury stock, at cost, 424,708 and 162,856 shares	(3,094,455)	(449,750)
Accumulated other comprehensive income	2,113,109	7,227,628
Retained (deficit)	(1,088,598)	(807,173)

Total stockholders’ equity	5,024,503	13,065,152

Total Liabilities and Stockholders’ Equity	$20,760,888	$27,415,218

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31
	2008	2007
Revenues
Reimbursement of payroll and payroll related expenses	$5,215,622	$4,615,038
Management fees	247,500	240,000

Total revenues	5,463,122	4,855,038

Expenses
Payroll and payroll related expenses	5,215,622	4,740,187
Corporate general and administrative operations	727,982	558,172

Total expenses	5,943,604	5,298,359

Net Operating (Loss)	(480,482)	(443,321)

Other Income (Expenses)
Interest income	729,905	564,057
Gain on sales of marketable securities	556,245	150,794
Interest expense – related party	(598,887)	(416,151)
Interest expense – other	(260,313)	(472,051)

Total other income (expense), net	426,950	(173,351)

(Loss) before minority interest and income taxes	(53,532)	(616,672)

Minority interest in (loss) of subsidiary	(49,500)	(22,970)

(Loss) before income taxes	(103,032)	(639,642)

Income tax expense (benefit)	178,393	(263,643)

Net (Loss)	$(281,425)	$(375,999)

(Loss) Per Share

Basic and diluted	$(.09)	$(.12)

Weighted average common shares outstanding:
Basic	3,095,879	3,164,219
Dilutive	3,095,879	3,164,219
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
			Additional			Other	Retained	Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity
Balance, December 31, 2006	3,327,075	$3,326	$7,091,121	162,856	$(449,750)	$17,008,772	$(431,174)	$23,222,295

Comprehensive (loss):
Net (loss)	—	—	—	—	—	—	(375,999)	(375,999)
Unrealized (loss) on securities, net of $(5,039,000) of income taxes	—	—	—	—	—	(9,781,144)	—	(9,781,144)

Total comprehensive (loss)	—	—	—	—	—	—	—	(10,157,143)

Balance, December 31, 2007	3,327,075	3,326	7,091,121	162,856	(449,750)	7,227,628	(807,173)	13,065,152

Purchase of treasury stock	—	—	—	261,852	(2,644,705)	—	—	(2,644,705)

Comprehensive (loss):
Net (loss)	—	—	—	—	—	—	(281,425)	(281,425)
Unrealized (loss) on securities, net of $(2,635,000) in income taxes	—	—	—	—	—	(5,114,519)	—	(5,114,519)

Total comprehensive (loss)	—	—	—	—	—	—	—	(5,395,944)

Balance, December 31, 2008	3,327,075	$3,326	$7,091,121	424,708	$(3,094,455)	$2,113,109	$(1,088,598)	$5,024,503

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Years Ended December 31
	2008	2007
Operating Activities
Net (loss)	$(281,425)	$(375,999)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(556,245)	(150,794)
Minority interest	49,500	22,970
Deferred income taxes	(95,605)	(263,643)
Depreciation and amortization	1,372	—
Changes in operating assets and liabilities:
Accounts receivable	(240,000)	(126,000)
Other assets	146,403	75,473
Accounts payable and accrued expenses	259,129	7,122

Net Cash (Used) by Operating Activities	(716,871)	(810,871)

Investing Activities
Advances on notes receivable	(867,529)	(1,205,599)
Proceeds from sales of available-for-sale marketable securities	1,901,676	6,072,719
Purchase of available-for-sale marketable securities	(2,310,211)	(4,625,762)
Proceeds from other long-term investments	125,000	961,750
Purchase of other long-term investments	(813,600)	(670,000)
Purchases of furniture, equipment and improvements	(19,621)	—

Net Cash Provided (Used) by Investing Activities	(1,984,285)	533,108

Financing Activities
Proceeds from margin loans	21,160,632	23,635,895
Payments on margin loans	(17,448,189)	(23,262,173)
Purchase of treasury stock	(1,153,480)	—

Net Cash Provided by Financing Activities	2,558,963	373,722

Net Change in Cash	(142,193)	95,959

Cash at beginning of year	231,030	135,071

Cash at End of Year	$88,837	$231,030

Supplemental Disclosures
Interest paid in cash	$859,200	$888,202
Income taxes paid in cash	13,536	31,200

Non-cash Transactions
Treasury stock acquired with marketable securities – other	1,491,225	—
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
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
Accounts Receivable: Accounts receivable are reported at outstanding principal, net of an allowance for doubtful accounts of $-0- at December 31, 2008 and 2007. The allowance for doubtful accounts is determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.
Marketable Securities: The Company classifies its investment portfolio as held-to-maturity, available-for-sale, or trading. At December 31, 2008 and 2007, all of the Company’s marketable securities were available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
Securities that do not trade in an active market are valued based on the best information available to Management. Impairments are reviewed on at least an annual basis. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.
Furniture and Equipment: Furniture and equipment are stated at cost. Depreciation and amortization are computed on a straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives or remaining lease period. Expenditures for maintenance and repairs are charged to expense as incurred.
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
Income Taxes: Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company is subject to the Texas margin tax.
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which supplements FAS 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES — continued
amount of tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This is a different standard for recognition than the approach previously required. Both approaches require the Company to exercise considerable judgment and estimates are inherent in both processes. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return.
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
Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and equivalents, marketable securities, and notes receivable. The Company maintains its cash balances at two financial institutions. Accounts at the institutions are secured by the FDIC up to $250,000. Periodically, balances may exceed this amount. Cash balances at Penson Financial Services, Inc. have additional insurance in excess of $10,000,000.
At December 31, 2008 and 2007, the Company’s investment in Penson Worldwide, Inc. common stock totaled $8,389,026 and $16,228,731, respectively, or approximately 41% and 59%, respectively, of the Company’s total assets. Any significant decline in the fair market value of this asset would negatively impact the financial position of the Company.
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
Stock Based Compensation: The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES — continued
beginning in 2006. There was no impact to the Company for adopting SFAS 123(R) in 2007 or 2008 as there were no options granted 2007 or 2008, and no options granted in prior years vested in 2007 or 2008.
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
In June 2008, the FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share.” Upon adoption, all previously reported earnings per share data should be adjusted retrospectively to conform with the requirements of EITF 03-6-1. The Company is required to adopt EITF 03-6-1 starting in 2009. The Company does not expect EITF 03-6-1 to have an effect on its consolidated financial statements.
Reclassification: Certain reclassifications, all insignificant in amount, have been made to the prior year’s financial statements in order to conform to the current presentation.
NOTE 2 — MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values are as follows at December 31, 2008 and 2007:

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 2 — MARKETABLE SECURITIES — continued

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
2008	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities, PWI common stock, see note 4	$5,310,849	$3,078,177	$—	$8,389,026
Municipal bonds	1,256,368	24,967	(16,381)	1,264,954

	$6,567,217	$3,103,144	$(16,381)	$9,653,980

Non-current Assets, available-for-sale:
RDC Series A bonds	30,083	114,917	—	145,000

Total available-for-sale securities	$6,597,300	$3,218,061	$(16,381)	$9,798,980

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
2007	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities	$5,455,568	$10,773,162	$—	$16,228,730
Municipal bonds	1,638,094	66,346	(3,473)	1,700,967

	$7,093,662	$10,839,508	$(3,473)	$17,929,697

Non-current Assets, available-for-sale:
RDC Series A bonds	30,083	114,917	—	145,000

Total available-for-sale securities	$7,123,745	$10,954,425	$(3,473)	$18,074,697

Unrealized gains on marketable securities available-for-sale at December 31, 2008 and 2007 are shown net of income taxes as a component of stockholders’ equity.
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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 3 — RETAMA DEVELOPMENT — MARKETABLE SECURITIES AND NOTES RECEIVABLE — continued
As part of the bond defeasance agreement, the Company was obligated to lend certain amounts to the RDC to fund any operating losses for up to 2 years. Although the Company is not currently obligated to fund the RDC, it has continued to do so. At December 31, 2008, the total amount funded by the Company to the RDC for its operations includes principal of $3,627,569 plus accrued interest of $1,311,894. At December 31, 2007, the principal was $3,088,419 plus accrued interest of $983,516. The funding agreement is secured by a second lien on the racetrack facility.
The balance of these bonds and notes receivable, all considered long-term, are as follows at December 31, 2008 and 2007:

	Total	Owned By	Carrying
2008	Outstanding	Call Now	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,250,000	$145,000	$145,000

RDC Series B bonds	86,925,000	43,962,500	—
Total bonds, long-term			$145,000

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$3,627,569	$3,627,569	$3,627,569
Accrued interest receivable	1,311,894	1,311,894	1,311,894

Total notes and interest receivable			$4,939,464

	Total	Owned By	Carrying
2007	Outstanding	Call Now	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,345,000	$145,000	$145,000

RDC Series B bonds	86,925,000	43,962,500	—
Total bonds, long-term			$145,000

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$3,088,419	$3,088,419	$3,088,419
Accrued interest receivable	983,516	983,516	983,516

Total notes and interest receivable			$4,071,935

NOTE 4 — PENSON WORLDWIDE, INC. — INVESTMENT IN RELATED PARTY
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008. PWI is affiliated to the Company as the President of Call Now, Inc. is a Director of PWI. The note called for principal payments in the amount of $400,000 to be paid monthly beginning April 26, 2007 and ending on June 26, 2008. The note required the Company, as noteholder, to have the option to convert the entire outstanding principal amount into shares of PWI common stock. The conversion price per common share was 2.25 times PWI shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003, which equated to $2.01 per share. On December 23, 2003, an additional $600,000 was loaned to PWI under similar terms and conditions as the original note.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 4 — PENSON WORLDWIDE, INC. — INVESTMENT IN RELATED PARTY — continued
On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI note into PWI common stock, totaling 3,283,582 shares.
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. The SAMCO shares are valued at the Company’s cost basis of $385,438 at December 31, 2008 and 2007. The PWI common stock is valued at the market value of $8,389,026 as of December 31, 2008 and $16,228,731 at December 31, 2007.
NOTE 5 — PENSON FINANCIAL SERVICES, INC. — MARGIN LOAN PAYABLE
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at an interest rate of 8.20% and 8.70% at December 31, 2008 and 2007, respectively. The balance of the margin loan was $14,047,102 and $988,271 at December 31, 2008 and 2007, respectively. The margin loan is collateralized by a portion of the Company’s marketable securities. The Company paid interest on the margin loan of $598,887 in 2008 and $416,151 in 2007.
NOTE 6 — STOCKHOLDERS’ EQUITY
Preferred Stock: The Company has authorized 266,667 shares of $.001 par value preferred stock, of which 100,000 shares are designated Class A convertible redeemable preferred stock (Class A), 66,667 shares are designated Class B convertible redeemable preferred stock (Class B), and 100,000 are designated as Class C convertible redeemable preferred stock (Class C).
The Class A preferred stock is non-voting, redeemable at the option of the Company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder. The Class A preferred stockholders are entitled to receive an annual dividend of $.30 per share. No Class A shares are outstanding at December 31, 2008 and 2007.
The Class B preferred stock is non-voting, redeemable at the option of the Company at a price of $100 per share plus accrued but unpaid dividends, and convertible into 100 shares of common stock at the option of the holder. The Class B preferred stockholders are entitled to receive an annual dividend of $6.00 per share. No Class B shares are outstanding at December 31, 2008 and 2007.
The Class C preferred stock is non-voting, redeemable at the option of the Company at a price of $3.00 per share plus one share of common stock and convertible into one share at the option of the holder. No Class C shares are outstanding at December 31, 2008 and 2007.
Stock Options: The Company periodically grants non-qualified stock options to directors and officers. We recognize expense at the time of grant in accordance with SFAS 123R.
NOTE 7 — INCOME TAXES
Income tax expense does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income received in each year. The components of the provision for income tax expense (benefit) are as follows at December 31:

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 7 — INCOME TAXES — continued

	2008	2007
Deferred federal income tax (benefit)	$(95,605)	$(263,643)
Current federal income tax	250,000	—
State income tax	23,998	—

	$178,393	$(263,643)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Net operating loss carryforward, long-term	$672,477	$576,872
Basis difference in assets, long-term	171,204	171,204

	$843,681	$748,076

Deferred tax (liabilities):
Unrealized gains on marketable securities, current	$(1,088,571)	$(3,723,324)

The Company has net operating loss carryforwards for tax purposes of approximately $1,978,000 that begin to expire in the year 2015.
Other Tax Matters
The Company adopted the provisions of FIN 48 on January 1, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense.
The Company included accruals for unrecognized income tax benefits totaling $250,000 as a component of other liabilities as of December 31, 2008. The unrecognized tax benefits of $250,000 at December 31, 2008, if recognized, would impact the Company’s effective tax rate. The Company accrued no interest or penalties at December 31, 2008. The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.
A reconciliation of the change in the unrecognized tax benefits from December 31, 2007 to December 31, 2008 is as follows:

Unrecognized tax benefit at December 31, 2007	$—
Gross increases – tax positions in prior years	250,000

Unrecognized tax benefits at December 31, 2008	$250,000

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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 7 — INCOME TAXES — continued
In August 2005, the IRS completed an examination of the Company’s tax returns for the years 2000 through 2003. As a result of the examination, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the RDC Series A bonds in the total amount of $588,000. If the IRS is successful, the Company would incur additional federal income taxes of approximately $200,000. Management intends to vigorously defend itself against this assessment.
As of December 31, 2008, the tax years ended December 31, 2004 through 2007 remained subject to examination by tax authorities.
NOTE 8 — RELATED PARTY TRANSACTIONS
The Company owns 1,100,922 shares of Penson Worldwide, Inc. common stock with a market value of $8,389,026 at December 31, 2008, and 1,130,922 shares with a market value of $16,228,731 at December 31, 2007. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $14,047,102 at December 31, 2008 and $988,271 at December 31, 2007. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
The Company has purchased a limited partnership interest, with a cost basis of $2,597,700 at December 31, 2008, in a 270-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston. The Company’s cost basis at December 31, 2007 was $1,784,100.
On September 26, 2008 the Company completed the acquisition of 261,852 shares of the Company’s common stock from Christopher J. Hall, the Company’s Chairman and controlling stockholder. The Company purchased 114,206 shares for cash at a price of $10.10 per share, or $1,153,481. The Company acquired an additional 147,646 shares through an exchange of certain municipal bonds held by the Company. The effective value of this transaction was also $10.10 per share of common stock, for a total cost of $1,491,225. The transactions reduced the Company’s outstanding common stock to 2,902,367 shares. Additional details of this transaction may found in the Company’s filing of Form 8-K on September 28, 2008.
NOTE 9 — MANAGEMENT AGREEMENT
The Company’s agreement to operate and manage the Retama Park racetrack extends through November 1, 2010. The Company is reimbursed for the majority of its payroll and payroll related expenses, and receives a management fee is $20,000 per month, with certain adjustments.
NOTE 10 — FAIR VALUE MEASUREMENTS
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
As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable,

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 10 — FAIR VALUE MEASUREMENTS — continued
market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).
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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities – related party	$8,389,026	$—	$—	$8,389,026
Marketable securities – other	1,264,954	—	—	1,264,954

Liabilities:
None	$—	$—	$—	$—
The Company’s financial instruments relate to its available-for-sale marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in other comprehensive income until the investment is sold.
NOTE 11 — EARNINGS PER SHARE
The following reconciles the components of the earnings per share (EPS) computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2008
Basic EPS:
Net (loss)	$(281,425)	3,095,879	$(.09)
Effect of dilutive options	—	—	—

Dilutive EPS	$(281,425)	3,095,879	$(.09)

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 11 — EARNINGS PER SHARE — continued

Year Ended December 31, 2007
Basic EPS:
Net (loss)	$(375,999)	3,164,219	$(0.12)
Effect of dilutive options	—	—	—

Dilutive EPS	$(375,999)	3,164,219	$(0.12)

NOTE 12 — CONTINGENCY
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
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over finncial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Under the supervisions and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as December 31, 2008 based on these criteria.
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
Changes in Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The directors and executive officers of the Company are as follows:

NAME AND POSITION	AGE
William M. Allen, Director	81
Bryan P. Brown, Director and CEO of Retama Entertainment Group, Inc.	48
Christopher J. Hall, Director and Chairman	50
Thomas R. Johnson, Director and President and Chief Executive Officer	41
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
Our directors are elected yearly at our annual shareholders’ meeting. The Board of Directors may fill vacancies with an appointment until the next annual meeting. Officers serve until removed or replaced by the Board.
CODE OF ETHICS
The Company has adopted a Business Ethics and Conduct Policy that has been filed as Exhibit 14 to the Annual Report as its code of ethics. This policy is applicable to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer. We will provide a copy to any person, without charge, upon a request in writing to: Thomas R. Johnson, President, Call Now, Inc., P.O. Box 47535, San Antonio, Texas, 78265.
ITEM 11. EXECUTIVE COMPENSATION.
The following table presents compensation information for the year ended December 31, 2008 for the persons who served as our principal executive officer and each of our two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year. We refer to these executive officers as our “named executive officers” elsewhere in this annual report. Mr. Hall received a bonus of $10,000 in 2008. Mr. Brown and Mr. Johnson were each paid a $10,000 bonus for 2008 in the 2009 fiscal year.

Name and Principal				Options	All Other
Position	Year	Salary	Bonus	Awards	Compensation(1)	Total
Thomas R. Johnson,	2008	$200,000	—	—	$7,000	$207,000
President/CEO	2007	$175,000	—	—	$4,000	$179,000

Christopher J. Hall,	2008	$131,140	$10,000	—	$7,000	$148,140
Chairman	2007	—	—		$4,000	$4,000

Bryan P. Brown,	2008	$200,000	—	—	$7,000	$207,000
CEO, Retama	2007	$200,000	—	—	$4,000	$204,000
Entertainment Group

(1)	Consists of director meeting fees.
EXECUTIVE EMPLOYMENT CONTRACTS
In March 2004, the Company and REG entered into an employment agreement with Thomas R. Johnson (“Johnson”). The terms of the agreement called for a base salary of $125,000 per year that has been amended and is currently at the rate of $200,000. If Electronic Gaming Machines (“EGM”) are authorized for operation at Retama Park, Johnson shall receive a monthly bonus of 1/2% of monthly Net Win generated from EGMs up to $120 million at Retama. For annual net win in excess of $120 million at Retama, Johnson shall receive a monthly bonus of 1/4% of monthly Net Win. In the event of Johnson’s termination upon a Change of Control, Johnson shall receive at closing, one lump sum payment equal to the payment made according to the percentage bonus based on Net Win in the month immediately preceding the Change of Control multiplied by seventy-six (76). The term of Johnson’s employment continues for one (1) year and thereafter for successive terms of one (1) year each unless at the option of either party upon at least thirty days’ prior written notice such employment is terminated at the end of the current term.
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
In May 2008, the Company engaged Christopher J. Hall, the majority shareholder of the Company, as Chairman with an annual salary of $200,000 per year. At this time, there is no employment agreement with Mr. Hall.
EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2008
The Company does not have any equity compensation plans outstanding as of December 31, 2008. All equity compensation awards have been exercised or expired prior to such date.
DIRECTOR COMPENSATION
Our directors, including our directors who are named executive officers, are paid $1,000 for each board meeting attended. We reimburse our directors for reasonable travel and lodging expenses incurred in attending meetings.
The following table sets forth compensation earned or paid to our non-employee directors in 2008.

	Fees Earned or	Option	Non-equity Incentive	All Other
Name	Paid in Cash	Awards	Plan Compensation	Compensation	Total
William M. Allen	$6,000	—	—	—	$6,000
Bryan P. Brown	$7,000	—	—	—	$7,000
Christopher J. Hall	$7,000	—	—	—	$7,000
Thomas R. Johnson	$7,000	—	—	—	$7,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of March 4, 2009, the beneficial ownership of the Company’s Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company’s Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.

		Percent of Outstanding
Name	Number of Shares	Common Stock
Christopher J. Hall	2,584,648	89.05%
Thomas R. Johnson	93,975	3.24%
Bryan P. Brown	-0-	0%
William M. Allen	-0-	0%
Officers and Directors as a group (4 Persons)	2,940,475	92.93%
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE.
As of December 31, 2008, the Company owned 1,100,922 shares of common stock of Penson Worldwide, Inc. with a market value of $8,389,026. In August of 2003, the Company’s President and CEO, Thomas R. Johnson, was elected to the Board of Directors of PWI pursuant to a provision in the original PWI Note which required that PWI use its best efforts to appoint a nominee of the Company to PWI’s board of directors. The Company has maintained an investment account with Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., since 1999. On December 31, 2008, the Company had a margin loan in this account in the amount of $14,047,102, which is collateralized by its marketable securities.
The Company has purchased a limited partnership interest, with a cost basis of $2,597,700 at December 31, 2008, in The Estates at Canyon Ridge, a 270-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG, each of who is also a director of the Company. The general partner is an unrelated real estate development company based in Houston.
On September 26, 2008 the Company completed the acquisition of 261,852 shares of the Company’s common stock from Christopher J. Hall, the Company’s Chairman and controlling stockholder. The Company purchased 114,206 shares for cash at a price of $10.10 per share, or $1,153,481. The Company acquired an additional 147,646 shares through an exchange of certain municipal bonds held by the Company. The effective value of this transaction was also $10.10 per share of common stock, for a total cost of $1,491,225.
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
The Board has determined that directors Christopher J. Hall, Thomas R. Johnson, Bryan P. Brown and William M. Allen are not independent. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. The Board has not designated a separate compensation or nominating committee.
AUDIT COMMITTEE
The Board of Directors has not designated a separate audit committee and the entire Board, whose members are named above, conducts the functions of such committee. The Board has determined that Thomas R. Johnson is an audit committee financial expert and that Mr. Johnson in not an independent director.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Akin, Doherty, Klein & Feuge, P.C. (“Akin”) audited the Company’s financial statements for the year ended December 31, 2008 and December 31, 2007.
Fees related to services performed by Akin in the year ended December 31, 2008 and December 31, 2007 was as follows:

	2008	2007
Audit Fees (1)	$56,100	$51,000
Audit-Related Fees	—	—
Tax Fees (2)	6,150	3,000
All Other Fees	—	—

Total	$62,250	$54,000

(1)	Audit fees represent services provided in connection with the fiscal year audit of our financial statements and review of our quarterly financial statements, notwithstanding when the fees were billed or when the service was rendered.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation, for services billed from January through December of the fiscal year.
BOARD OF DIRECTORS REPORT
The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the Company’s 2008 fiscal year. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.
The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.
Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.
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
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART IV
ITEM 15. EXHIBITS.
(a) Certain exhibits listed below are incorporated by reference to previously filed registration statements and reports as indicated in the Incorporated by Reference Note column and notes below.

EXHIBIT		INC. BY
NO.		REF. NOTE	DESCRIPTION

3(a)	—	A	Articles of Incorporation of Registrant as filed with the Secretary of State of Nevada on September 3, 1999.

3(c)	—	C	By-Laws of the Registrant.

8.12	—	G	Management Agreement for Retama Park.

8.15	—	L	First Amendment to Management Agreement for Retama Park.

8.16	—	M	Second Amendment to Management Agreement for Retama Park.

8.17	—	N	Third Amendment to Management Agreement for Retama Park.

10.3	—	O	Employment Agreement between Call Now, Inc. and Thomas R. Johnson, dated November 3, 2003. *

10.4	—	P	Employment Agreement between Retama Entertainment Group and Bryan P. Brown, dated March 31, 2004. *

14	—	U	Business Ethics and Conduct Policy (Code of Ethics).

21	—		Subsidiaries.

31.1	—		Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 (filed herewith).

Incorporation by Reference Notes:
NOTE INCORPORATION BY REFERENCE

A	—	Incorporated by reference to Exhibit 3(a) of Form 10-KSB for the year ended December 31, 1999.

B	—	Incorporated by reference to Exhibit 3(b) of Form 10-KSB for the year ended December 31, 1999.

C	—	Incorporated by reference to Exhibit 3(c) of Form 10-KSB for the year ended December 31, 1999.

E	—	Incorporated by reference to Exhibit A of Form 8-K filed November 21, 1996.

F	—	Incorporated by reference to Exhibit B of Form 8-K filed November 21, 1996.

G	—	Incorporated by reference to Exhibit 8.12 of Form 10-KSB for year ended December 31, 1997.

H	—	Incorporated by reference to Exhibit 8.13 of Form 10-KSB for year ended December 31, 1998.

I	—	Incorporated by reference to Exhibit 8.14 of Form 10-KSB for year ended December 31, 1998.

K	—	Incorporated by reference to Exhibit 10.2 of Form 8-K filed February 8, 2002.

L	—	Incorporated by reference to Exhibit 8.15 of Form 10-KSB for year ended December 31, 2004.

M	—	Incorporated by reference to Exhibit 8.16 of Form 10-KSB for year ended December 31, 2004.

N	—	Incorporated by reference to Exhibit 8.17 of Form 10-KSB for year ended December 31, 2004.

O	—	Incorporated by reference to Exhibit 10.3 of Form 10-KSB for year ended December 31, 2004.

P	—	Incorporated by reference to Exhibit 10.4 of Form 10-KSB for year ended December 31, 2004.

T	—	Incorporated by reference to Exhibit 10.5 of Form 10-KSB for year ended December 31, 2005.

U	—	Incorporated by reference to Exhibit 14 of Form 10-KSB for year ended December 31, 2005.

* -	Indicates a management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALL NOW, INC.

By:	/s/ THOMAS R. JOHNSON
Name: Thomas R Johnson
Title: President, Chief Executive Officer and Director
Date: March 24, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS R. JOHNSON	President, Chief Executive Officer and Director	March 24, 2009
Thomas R. Johnson	(Principal Executive Officer and Principal Accounting Officer)

/s/ CHRISTOPHER J. HALL Christopher J. Hall	Chairman and Director	March 24, 2009

/s/ WILLIAM M. ALLEN William M. Allen	Director	March 24, 2009

/s/ BRYAN P. BROWN Bryan P. Brown	Director	March 24, 2009