Form 10-Q
period 2009-03-31
CALL NOW INC
filed 2009-05-15
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of Registrant as specified in its charter)

Nevada	65-0337175
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1 Retama Parkway, Selma, TX	78154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (210) 651-7145

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 2,902,367 shares of common stock issued and outstanding as of May 14, 2009.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$53,207	$88,837
Accounts receivable	669,069	609,069
Marketable securities — related party	7,078,928	8,389,026
Marketable securities — other	148,899	1,264,954
Other current assets	87,680	119,660

Total current assets	8,037,783	10,471,546

Furniture, Equipment and Improvements (less accumulated depreciation of $2,353 and $1,372)	17,268	18,249

Other Assets:
Marketable securities — Retama Development Corp.	145,000	145,000
Investments	4,559,783	4,342,948
Notes and interest receivable — Retama Development Corp.	5,031,306	4,939,464
Deferred tax asset	876,522	843,681

Total other assets	10,612,611	10,271,093

Total Assets	$18,667,662	$20,760,888

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$502,580	$524,275
Margin loan payable — related party	13,394,987	14,047,102
Deferred tax payable	625,709	1,088,571

Total current liabilities	14,523,276	15,659,948

Equity:
Call Now Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 2,902,367 outstanding	3,326	3,326
Additional paid-in-capital	7,091,121	7,091,121
Treasury stock, at cost, 424,708 shares	(3,094,455)	(3,094,455)
Accumulated other comprehensive income	1,214,612	2,113,109
Retained (deficit)	(1,158,655)	(1,088,598)

Total Call Now stockholders’ equity	4,055,949	5,024,503
Noncontrolling interest	88,437	76,437

Total equity	4,144,386	5,100,940

Total Liabilities and Equity	$18,667,662	$20,760,888

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$1,323,514	$934,189
Management fees	60,000	60,000

Total revenues	1,383,514	994,189

Expenses
Payroll and payroll related expenses	1,323,514	934,189
Corporate general and administrative operations	153,654	91,881

Total expenses	1,477,168	1,026,070

Net Operating (Loss)	(93,654)	(31,881)

Other Income (Expenses)
Interest income	131,485	176,240
Gain on sales of marketable securities	41,570	—
Gain on sale of investments — related party	107,353	—
Interest expense — related party	(275,152)	(94,126)
Interest expense — others	—	(92,890)

Total other income (expenses), net	5,256	(10,776)

(Loss) before income taxes	(88,398)	(42,657)

Income tax (benefit)	(30,341)	(29,431)

Net (loss) including noncontrolling interest	(58,057)	(13,226)

Less: Net income attributable to noncontrolling interest	12,000	12,000

Net (Loss) Attributable to Call Now	$(70,057)	$(25,226)

Per Share Data

Basic and diluted (loss) per share attributed to Call Now common shareholders:	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic	2,902,367	3,164,219
Dilutive	2,902,367	3,164,219
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Operating Activities
Net (loss) including noncontrolling interest	$(58,057)	$(13,226)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(41,570)	—
Deferred taxes	(32,841)	(29,431)
Depreciation	981	—
Changes in operating assets and liabilities:
Accounts receivable	(60,000)	(60,000)
Other current assets	(59,862)	(45,840)
Accounts payable and accrued expenses	(21,695)	(22,202)

Net Cash (Used) by Operating Activities	(273,044)	(170,699)

Investing Activities
Proceeds from sales of available-for-sale marketable securities and investments	1,106,364	—
Purchase of other investments	(216,835)	(194,200)

Net Cash Provided (Used) by Investing Activities	889,529	(194,200)

Financing Activities
Proceeds from margin loans	475,167	7,942,121
Payments on margin loans	(1,127,282)	(7,664,677)

Net Cash Provided (Used) by Financing Activities	(652,115)	277,444

Net Change in Cash	(35,630)	(87,455)

Cash at beginning of period	88,837	231,030

Cash at End of Period	$53,207	$143,575

Supplemental Disclosures
Interest paid in cash	$275,152	$187,016
Income tax paid in cash	—	—
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
The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
Noncontrolling Interests: Certain amounts presented for prior periods that were previously designated as minority interest have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest” balance previously reported as a separate line item on the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of operations, largely identifying net income including NCI and net income attributable to Call Now.
Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At March 31, 2009, all of the Company’s marketable securities were available-for-sale. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.

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
NOTE 3 — MARGIN LOANS PAYABLE
Penson Financial Services, Inc. — Related Party
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”), which accrues interest at brokers call rate plus 2.70%, which was 8.20% as of March 31, 2009. The balance of the margin loan was $13,394,987 at March 31, 2009 and $14,047,102 at December 31, 2008. The margin loan is collateralized by the Company’s marketable securities other than the PWI common stock that is owned by the Company. The Company paid interest on the margin loan for the three months ended March 31, 2009 and 2008 of $275,152 and $94,126, respectively.
NOTE 4 — INCOME TAXES
The Company accrued unrecognized income tax benefits totaling $252,500 and $250,000 as a component of other liabilities as of March 31, 2009 and December 31, 2008. The unrecognized tax benefits of $252,500 at March 31, 2009, if recognized, would impact the Company’s effective tax rate. Included in this $252,500 accrual is accrued interest of $2,500 related to unrecognized tax benefits. No amounts are accrued for penalties. The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. The Company’s tax years ended December 31, 2000 through 2007 remain subject to examination by tax authorities.
NOTE 5 — EARNINGS PER SHARE ATTRIBUTABLE TO CALL NOW
Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended March 31, 2009
Basic EPS:
Net (loss) attributed to Call Now	$(70,057)	2,902,367	$(0.02)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now	$(70,057)	2,902,367	$(0.02)

Three Months Ended March 31, 2008
Basic EPS:
Net (loss) attributed to Call Now	$(25,226)	3,164,219	$(0.01)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now	$(25,226)	3,164,219	$(0.01)

NOTE 6 — MARKETABLE SECURITIES — RELATED PARTY
The Company owns 1,100,922 shares of Penson Worldwide, Inc. (Nasdaq: PNSN) common stock with a market value of $7,078,928 at March 31, 2009, based on a closing stock price of $6.43 per share, and a value of $8,389,026 at December 31, 2008, based on a closing stock price of $7.62 per share. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $13,394,987 at March 31, 2009. The margin loan balance of this account was $14,047,102 on December 31, 2008. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
The Company currently owns $145,000 of the Retama Developments Corporation Special Facilities Revenue bonds, Series A (“Series A Bonds”), which are classified as long-term. The Series A Bonds are secured by a senior lien on the Retama Park racetrack facility. The principal amount of the Series A Bonds outstanding is $6,250,000 at March 31, 2009 and December 31, 2008.
The Company owns $43,962,500 of the Retama Developments Corporation Special Facilities Revenue bonds, Series B (“Series B Bonds”) at March 31, 2009 and December 31, 2008. The Series B Bonds are subordinate to the Series A Bonds and the Funding Agreement discussed in Note 8. The principal amount of the Series A Bonds outstanding is $86,925,000 at March 31, 2009 and December 31, 2008. The Company’s carrying value (investment) in the Series B bonds was written down to $0 in 2006.
NOTE 7 — INVESTMENTS
The Company’s other investments have not incurred any significant changes since December 31, 2008. For more information, see the discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
NOTE 8 — NOTES AND INTEREST RECEIVABLE
As part of the RDC’s bankruptcy and debt refinancing in 1996 and 1997, the Company entered into an agreement with the RDC that required the Company to fund any operating losses of the RDC for a period of up to 2 years (the “Funding Agreement”). Although the Company is no longer obligated to provide financing under the Funding Agreement, the Company has continued to periodically fund various capital needs of the RDC. At March 31, 2009, the total amount funded by the Company to the RDC was $3,627,569 in principal plus $1,403,737 in accrued interest. At December 31, 2008, the amount funded was $3,627,569 in principal plus $1,311,895 in accrued interest.
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
NOTE 10 — COMPREHENSIVE INCOME ATTRIBUTED TO CALL NOW
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2009	2008

Net (loss) attributed to Call Now as reported	$(70,057)	$(25,226)

Other comprehensive income:
Change in fair market value of available-for-sale securities	(1,361,359)	(5,823,015)
Income tax effect	462,862	1,979,825

Total comprehensive income (loss) attributed to Call Now	$(968,554)	$(3,868,416)

NOTE 11 — FAIR VALUE MEASUREMENTS
SFAS 157 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).
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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2009. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$7,078,928	$—	$—	$7,078,928
Marketable securities — other	148,899	—	—	148,899

Liabilities:
None	$—	$—	$—	$—
The Company’s financial instruments relate to its available-for-sale marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in other comprehensive income until the investment is sold.
NOTE 12 — RELATED PARTY TRANSACTIONS
On approximately January 19, 2009, the Company agreed to sell 23.2446% of its 95% limited partnership interest in Cambridge at Auburn, LP to Thomas R. Johnson for $400,000, resulting in a gain of $107,353. Thomas R. Johnson is the Company’s President, CEO and a Director. The transaction closed on January 27, 2009. Cambridge at Auburn, LP owns a student residential rental housing property in Auburn, Alabama. The transaction was approved by a majority of the Company’s Board of Directors with no interest in the transaction.
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward Looking Statements
The following discussion and analysis of financial condition and results of operations may contain forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-KSB for the year ended December 31, 2008. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a pre-tax gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock, which represents an approximate 4.4% ownership interest. The Company’s current PWI common stock position is 1,100,922 shares. As of March 31, 2009 the realized other comprehensive income is from the increase in value of the PWI common stock of approximately $1,768,000.
The Estates at Canyon Ridge
On March 31, 2005 the Company entered into a partnership agreement to provide approximately forty-six percent (46%) of the equity for the development of a 270-unit luxury apartment complex to be known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The name of the partnership was originally Stone Oak Development, Ltd. and was changed to The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) on April 26, 2005. ECR Ltd. closed on the purchase of the 19.739-acre development site on May 2, 2005. The construction of the facility has been completed and as of March 31, 2009, the project was approximately 90% leased.

The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”). The Company owns the largest interest in Stone Oak Prime, L.P. (“Limited Partner”) at forty-eight percent (48%). Other partners of the Limited Partner include Thomas R. Johnson, President and CEO of the Company, Christopher J. Hall, the majority shareholder of the Company, and Bryan P. Brown, President of REG. The General Partner is required to fund five percent (5%) and the Limited Partner is required to fund ninety-five percent (95%) of the equity.
As a Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At March 31, 2009 and December 31, 2008, the Company’s investment totaled approximately $3.21 million and $2.60 million, respectively.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide ninety-five percent (95%) of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the majority limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that also serves as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As a limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid fifty percent (50%) to the general partner and fifty percent (50%) to the limited partners. In January 2009, the Company sold 23.2446% of its 95% interest to Thomas R. Johnson, the Company’s President, CEO and a Director, for $400,000, effectively reducing the Company’s limited partnership interest to 71.7554%. At March 31, 2009 and December 31, 2008, the Company’s investment totaled approximately $.97 million and $1.36 million, respectively.
TNO Holdings, LLC
During the course of 2007, the Company provided financing to TNO Holdings, LLC, a Florida limited liability company, totaling approximately $811,000 at March 31, 2009. TNO Holdings owned three municipal bond issues secured by a first mortgage lien on five long-term care facilities located in Oklahoma and Texas. The purpose of the loan from the Company was to provide working capital for the facilities and fund various capital improvements. The loan accrued interest at a rate of 9.50% and compounds monthly. Following discussions with the managing member of TNOH, the Company agreed convert the loan to an approximately 42% equity interest in TNOH. During the fourth quarter of 2007, the two nursing homes located in Texas were sold to a third party and the net sales proceeds were used to redeem a portion of the municipal bond issue secured by the facilities and owned by TNO Holdings. The subsequent distribution to the members of TNOH resulted in the repayment of substantially all of the funds originally loaned to TNOH by the Company plus an additional return. The Company continues to maintain an equity interest in TNOH. TNOH continues to own the Texas municipal bond issue pending collection of the remaining accounts receivable and two Oklahoma municipal bond issues secured by three additional nursing home facilities.
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
Valuation of Penson Worldwide, Inc. Common Stock
The Penson Worldwide, Inc. (“PWI”) (Nasdaq: PNSN) common stock is valued at the market value of the shares held by the Company at the close of business on March 31, 2009, the last trading day of the fiscal quarter. Based on a closing price of $6.43 per share and a position of 1,100,922 shares, the Company’s holdings of PWI common stock is valued at $7,078,928 as of March 31, 2009. The Company held 1,100,922 shares of PWI common stock as of December 31, 2008 and the holdings were value at $8,389,026 at that time.
Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company follows FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes", which supplements FAS 109, “Accounting for Income Taxes", by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return.
Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO MARCH 31, 2008
RESULTS OF OPERATIONS
     a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months ended March 31, 2009 was $1,383,514 compared to $994,189 for the three months ended March 31, 2008. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the increase in revenue for the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008 is largely the result of the additional payroll expense associated with running live thoroughbred races in January and February in 2009 as compared to offering no live racing during the first quarter of 2008.
     Interest Income
Interest income for the three months ended March 31, 2009 was $131,485 compared to $176,240 for the three months ended March 31, 2008. The decrease in interest income is attributable to a decrease in the Company’s holding of interest bearing marketable securities as well as a reduction of the interest bearing investment in Auburn due to the partial sale of the Company’s holding.
     b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months ended March 31, 2009 was $1,477,168 compared to $1,026,070 for the three months ended March 31, 2008. As detailed in the Revenue section above, the payroll of Retama Park flows through the racetrack’s management company, REG. Therefore, the increase in race dates during the first quarter of 2009 as compared to the same quarter in 2008 resulted in an increase in payroll expenses in 2009.
     Income Tax
Total income tax benefit for each period presented is in the customary relationship to net loss before taxes, as expected for a regular C corporation.
LIQUIDITY AND CAPITAL RESOURCES
During the three months ended March 31, 2009, the Company’s operating activities used cash of $273,044 compared to $170,699 cash used for the three months ended March 31, 2008. The increase in cash used for operating activities is largely due to an increase in the net loss in 2009 as compared to 2008, as well as the gains on sales of marketable securities that were realized in the 2009 period, with no gains realized for the same period in 2008.
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. This Statement was adopted as of January 1, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” currently establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 amends and expands the disclosure requirements of Statement 133 with enhanced quantitative, qualitative and credit risk disclosures. The Statement requires quantitative disclosure in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements. Also required in the tabular presentation is a separation of hedging and non-hedging activities. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to clarify these disclosures about concentrations of credit risk should include derivative adoption. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this Statement effective January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Because we are a smaller reporting company, this Item is not applicable to us.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Call Now, Inc.

/s/ Thomas R. Johnson Thomas R. Johnson Chief Executive Officer and Chief Financial Officer May 14, 2009