Form 10-Q
period 2009-06-30
CALL NOW INC
filed 2009-08-11
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	65-0337175 (IRS Employer Identification No.)

1 Retama Parkway, Selma, TX (Address of principal executive offices)	78154 (Zip Code)
Registrant’s telephone number, including area code: (210) 651-7145

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 C.F.R. §232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐         No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated file ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
Registrant had 2,902,367 shares of common stock issued and outstanding as of August 10, 2009.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

		June 30,	December 31,
		2009	2008
		(Unaudited)
ASSETS

Current Assets:
Cash and equivalents		$37,104	$88,837
Accounts receivable		729,069	609,069
Marketable securities — related party		9,853,251	8,389,026
Marketable securities — other		150,814	1,264,954
Other current assets		81,016	119,660

Total current assets		10,851,254	10,471,546

Furniture, Equipment and Improvements (less accumulated
depreciation of $3,334 and $1,372, respectively)		16,287	18,249

Long-Term Assets:
Marketable securities — related party		145,000	145,000
Investments		4,559,783	4,342,948
Notes and interest receivable — related party		5,125,753	4,939,464
Deferred tax asset		983,042	843,681

Total long-term assets		10,813,578	10,271,093

Total Assets		$21,681,119	$20,760,888

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued expenses		$508,444	$524,275
Margin loan payable — related party		13,827,520	14,047,102
Deferred tax payable		1,569,630	1,088,571

Total current liabilities		15,905,594	15,659,948

Equity:
Call Now Stockholders’ Equity
Preferred stock, $.001 par value; authorized 266,667 shares	,
none outstanding		—	—
Common stock, $.001 par value; authorized 16,666,667 shares	,
3,327,075 issued and 2,902,367 outstanding		3,326	3,326
Additional paid-in-capital		7,091,121	7,091,121
Treasury stock, at cost, 424,708 shares		(3,094,455)	(3,094,455)
Accumulated other comprehensive income		3,046,929	2,113,109
Retained earnings (deficit)		(1,371,833)	(1,088,598)

Total Call Now stockholders’ equity		5,675,088	5,024,503
Noncontrolling interest		100,437	76,437

Total equity		5,775,525	5,100,940

Total Liabilities and Equity		$21,681,119	$20,760,888

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$1,020,732	$1,366,614	$2,344,246	$2,300,803
Management fees	60,000	60,000	120,000	120,000

Total revenues	1,080,732	1,426,614	2,464,246	2,420,803

Expenses
Payroll and payroll related expenses	1,020,732	1,366,614	2,344,246	2,300,803
Corporate general and administrative operations	214,457	206,594	368,111	298,475

Total expenses	1,235,189	1,573,208	2,712,357	2,599,278

Net Operating (Loss)	(154,457)	(146,594)	(248,111)	(178,475)

Other Income (Expenses)
Interest income	131,717	182,212	263,202	358,452
Gain (loss) on sales of marketable securities	—	—	41,570	—
Gain on sale of investment – related party	—	—	107,353	—
Interest expense – related party	(282,458)	(131,017)	(557,610)	(225,143)
Interest expense – others	—	(65,041)	—	(157,931)

Total other (expenses), net	(150,741)	(13,846)	(145,485)	(24,622)

(Loss) before income taxes	(305,198)	(160,440)	(393,596)	(203,097)

Income tax (benefit)	(104,020)	(75,840)	(134,361)	(105,271)

Net (loss) including noncontrolling interest	(201,178)	(84,600)	(259,235)	(97,826)

Less: Net income attributable to noncontrolling interest	12,000	12,000	24,000	24,000

Net (Loss) Attributable to Call Now	$(213,178)	$(96,600)	$(283,235)	$(121,826)

Per Share Data

Basic and diluted (loss) per share attributed to Call Now common shareholders	$(.07)	$(0.03)	$(.09)	$(.04)

Weighted average common shares outstanding:
Basic	2,902,367	3,164,219	2,902,367	3,164,219
Dilutive	2,902,367	3,164,219	2,902,367	3,164,219
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Operating Activities
Net (loss) including noncontrolling interest	$(259,235)	$(97,826)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(41,570)	—
Deferred taxes	(132,122)	(105,271)
Depreciation	1,962	—
Changes in operating assets and liabilities:
Accounts receivable	(120,000)	(120,000)
Other current assets	(149,884)	(166,443)
Accounts payable and accrued expenses	(20,831)	27,768

Net Cash (Used) by Operating Activities	(721,680)	(461,772)

Investing Activities
Proceeds from sales of available-for-sale marketable securities	1,106,364	—
Purchase of available-for-sale marketable securities	—	(1,084,236)
Purchase of other investments	(216,835)	(367,100)

Net Cash Provided (Used) by Investing Activities	889,529	(1,451,336)

Financing Activities
Proceeds from margin loans	907,700	9,964,689
Payments on margin loans	(1,127,282)	(8,116,705)

Net Cash Provided (Used) by Financing Activities	(219,582)	1,847,984

Net Change in Cash	(51,733)	(65,124)

Cash at beginning of period	88,837	231,030

Cash at End of Period	$37,104	$165,906

Supplemental Disclosures
Interest paid in cash	$557,610	$383,074
Income tax paid in cash	—	—
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

During the three months ended June 30, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position Statement No. 115-2 and Financial Standards Board Statement (“SFAS”) No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2 and SFAS No. 124-2”). Under FSP SFAS No. 115-2 and SFAS No. 124-2, an other-than-temporary impairment must be recognized through earnings if the Company has the intent to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of our amortized cost basis. Even if the Company does not expect to sell a debt security, the Company must also evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized through earnings. The amount of loss relating to other factors is recorded in accumulated other comprehensive income. The adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 did not have a material effect on our financial statements.
Securities that do not trade in an active market are valued based on the best information available to Management. Impairments are reviewed at the end of each reporting period. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.
NOTE 2 – STOCK BASED COMPENSATION
The Company does not have a stock-based compensation plan; however, in past years, certain options have been granted (non-qualified stock options) to its Directors and Officers. The Company does not currently have any unexercised options outstanding.
NOTE 3 – MARGIN LOANS PAYABLE
Penson Financial Services, Inc. – Related Party
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”), which accrues interest at 8.20% as of June 30, 2009. The balance of the margin loan was $13,827,520 at June 30, 2009 and $14,047,102 at December 31, 2008. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan for the three months ended June 30, 2009 and 2008 of $282,458 and $131,017, respectively, and for the six months ended June 30, 2009 and 2008 of $557,610 and $225,143, respectively.
NOTE 4 – INCOME TAXES
The Company accrued unrecognized income tax benefits totaling $255,000 and $250,000 as a component of other liabilities as of June 30, 2009 and December 31, 2008. The unrecognized tax benefits of $255,000 at June 30, 2009, if recognized, would impact the Company’s effective tax rate. Included in this $255,000 accrual is accrued interest of $5,000 related to unrecognized tax benefits. No amounts are accrued for penalties. The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. The Company’s tax years ended December 31, 2000 through 2007 remain subject to examination by tax authorities.
NOTE 5 – EARNINGS PER SHARE ATTRIBUTABLE TO CALL NOW
Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended June 30, 2009
Basic EPS:
Net (loss) attributed to Call Now	$(213,178)	2,902,367	$(0.07)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now	$(213,178)	2,902,367	$(0.07)

Three Months Ended June 30, 2008
Basic EPS:
Net (loss) attributed to Call Now	$(96,600)	3,164,219	$(0.03)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now	$(96,600)	3,164,219	$(0.03)

Six Months Ended June 30, 2009
Basic EPS:
Net (loss) attributed to Call Now	$(283,235)	2,902,367	$(0.09)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now	$(283,235)	2,902,367	$(0.09)

Six Months Ended June 30, 2008
Basic EPS:
Net (loss) attributed to Call Now	$(121,826)	3,164,219	$(0.04)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now	$(121,826)	3,164,219	$(0.04)

NOTE 6 – MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values are as follows at June 30, 2009 and December 31, 2008:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
June 30, 2009	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities, PWI common stock, see note 7	$5,310,849	$4,542,402	$—	$9,853,251
Municipal bonds	191,575	1,378	(42,139)	150,814

	$5,502,424	$4,543,780	$(42,139)	$10,004,065

Non-current Assets, available-for-sale:
RDC Series A bonds	30,083	114,917	—	145,000

Total available-for-sale securities	$5,532,507	$4,658,697	$(42,139)	$10,149,065

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
December 31, 2008	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities, PWI common stock, see Note 7	$5,310,849	$3,078,177	$—	$8,389,026
Municipal bonds	1,256,368	24,967	(16,381)	1,264,954

	$6,567,217	$3,103,144	$(16,381)	$9,653,980

Non-current Assets, available-for-sale:
RDC Series A bonds	30,083	114,917	—	145,000

Total available-for-sale securities	$6,597,300	$3,218,061	$(16,381)	$9,798,980

Unrealized gains on marketable securities available-for-sale at June 30, 2009 and December 31, 2008 are shown net of income taxes as a component of stockholders’ equity.
The Company has four debt securities in an unrealized loss position at June 30, 2009. The unrealized loss on those securities at June 30, 2009 is $42,139 and the market value is $150,814. The Company does not consider these investments to be other-than-temporarily impaired.
NOTE 7 – MARKETABLE SECURITIES – RELATED PARTY
The Company owns 1,100,922 shares of Penson Worldwide, Inc. (Nasdaq: PNSN) common stock with a market value of $9,853,251 at June 30, 2009, based on a closing stock price of $8.95 per share, and a market value of $8,389,026 at December 31, 2008, based on a closing stock price of $7.62 per share. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $13,827,520 at June 30, 2009 and $14,027,102 at December 31, 2008. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
The Company owns $145,000 of the Retama Development Corporation Special Facilities Revenue bonds, Series A (“Series A Bonds”) at June 30, 2009 and December 31, 2008, which are classified as long-term. The Series A Bonds are secured by a senior lien on the Retama Park racetrack facility. The principal amount of the Series A Bonds outstanding is $6,250,000 at June 30, 2009 and December 31, 2008.
The Company owns $43,962,500 of the Retama Development Corporation Special Facilities Revenue bonds, Series B (“Series B Bonds”) at June 30, 2009 and December 31, 2008. The Series B Bonds are secured by a lien on the Retama Park racetrack facility that is subordinate to the Series A Bonds and the Funding Agreement (discussed in Note 9). The principal amount of the Series B Bonds outstanding is $86,925,000 at June 30, 2009 and December 31, 2008. The Company’s carrying value (investment) in the Series B bonds was written down to $0 in 2006.
NOTE 8 – INVESTMENTS
The Company’s other investments have not incurred any significant changes since December 31, 2008. For more information, see the discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
NOTE 9 – NOTES AND INTEREST RECEIVABLE
As part of the RDC’s bankruptcy and debt refinancing in 1996 and 1997, the Company entered into an agreement with the RDC that required the Company to fund any operating losses of the RDC for a period of up to 2 years (the

“Funding Agreement”). Although the Company is no longer obligated to provide financing under the Funding Agreement, the Company has continued to periodically fund various capital needs of the RDC. At June 30, 2009, the total amount funded by the Company to the RDC was $3,627,569 in principal plus $1,498,184 in accrued interest. At December 31, 2008, the amount funded was $3,627,569 in principal plus $1,311,894 in accrued interest.
NOTE 10 – CONTINGENCY
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
NOTE 11 – COMPREHENSIVE INCOME ATTRIBUTED TO CALL NOW
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) attributed to Call Now as reported	$(213,178)	$(96,600)	$(283,235)	$(121,826)

Other comprehensive income:
Change in fair market value of available-for-sale securities	2,776,237	3,068,912	1,414,879	(2,754,103)
Income tax effect	(943,921)	(1,043,430)	(481,058)	936,395

Total comprehensive income (loss) attributed to Call Now	$1,619,138	$1,928,882	$650,586	$(1,939,534)

NOTE 12 – FAIR VALUE MEASUREMENTS
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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2009. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities – related party	$9,853,251	$—	$—	$9,853,251
Marketable securities – other	150,814	—	—	150,814

Liabilities:
None	$—	$—	$—	$—
The Company’s financial instruments relate to its available-for-sale marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in other comprehensive income until the investment is sold.
NOTE 13 – RELATED PARTY TRANSACTIONS
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
Forward Looking Statements
The following discussion and analysis of financial condition and results of operations may contain forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-K for the year ended December 31, 2008. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
The Company also owns a portion of the Retama Development Corporation Special Facilities Revenue bonds that were issued in 1997. The proceeds of the 1997 issue were used to refinance the bonds that were issued in 1993 whose proceeds were used to fund the construction of the Retama Park racetrack. Since the RDC has emerged from bankruptcy in 1997, the Company has periodically provided loans to the RDC for operating activities. (See Notes to Consolidated Financial Statements, Note 9 — Notes and Interest Receivable for additional details.)
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a pre-tax gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. In August 2008, the Company sold 30,000 shares of PWI common stock, leaving a balance of 1,100,922, which represents an approximate 4.29% ownership interest as of June 30, 2009. As of June 30, 2009 the recognized other comprehensive income from the increase in value of the PWI common stock was approximately $4,542,000.
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
As a Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At June 30, 2009 and December 31, 2008, the Company’s investment totaled approximately $3.20 million and $2.60 million, respectively. Construction of project was completed in 2008 and the occupancy as of June 30, 2009 was approximately 88%.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide ninety-five percent (95%) of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serve as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid fifty percent (50%) to the general partner and fifty percent (50%) to the limited partner. At June 30, 2009 and December 31, 2008, the Company’s investment totaled approximately $.97 million and $1.36 million, respectively.
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
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008
RESULTS OF OPERATIONS
     a. Revenues and Other Income
          Revenue
The Company’s revenue for the three months and six months ended June 30, 2009 was $1,080,732 and $2,464,246, respectively, compared to $1,426,614 and $2,420,803, respectively, for the three months and six months ended June 30, 2008. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the decrease in revenue for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 is largely the result of a decreased payroll due to live racing that was held at Retama Park in the second quarter in 2008 with no racing during the same time period in 2009. However, racing was held at Retama Park during the first three months of the 2009 calendar year with no racing during the same period in 2008, therefore the revenue for the six months ended June 30, 2009 was generally unchanged from the six months ended June 30, 2008.
     Interest Income
Interest income for the three months and six months ended June 30, 2009 was $131,717 and $263,202, respectively, compared to $182,212 and $358,452, respectively, for the three months and six months ended June 30, 2008. The decrease in interest income is attributable to the equity distributions received by the Company on the Auburn investment that has reduced the balance receiving a preferred return, as well as a reduction in the Company’s holding in interest bearing marketable securities for the respective periods in 2009 as compared to 2008.
     b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months and six months ended June 30, 2009 was $1,235,189 and $2,712,357 compared to $1,573,208 and $2,599,278, respectively, for the three months and six months ended June 30, 2008. The decrease in expenses for the three months, and the increase in expenses for the six months ended June 30, 2009 as compared to the year ago periods, is directly related to a change in the racing schedule at Retama Park and the commensurate fluctuation in payroll as further detailed in the Revenue section above.
     Income Tax
Total income tax benefit for each period presented is in the customary relationship to net loss before taxes, as expected for a regular C corporation.
LIQUIDITY AND CAPITAL RESOURCES
During the six month ended June 30, 2009, the Company’s operating activities used cash of $721,680 compared to $461,772 cash used for the six months ended June 30, 2008. In addition to experiencing a larger net loss for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, the increase in cash used for operating activities is also due to the gains on sales of marketable securities that were realized in the 2009 period, with no gains realized for the same period in 2008. Gains on the sales of marketable securities are not recognized as cash for operating activities. The increase is also related to a decrease in accounts payable in 2009 compared to 2008.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No.165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the quarter ended June 30, 2009, the Company adopted SFAS No. 165. The Company evaluated subsequent events through the date and time the financial statements were issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 confirmed that the Codification will become the single official source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”), (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Because we are a smaller reporting company, this Item is not applicable to us.

ITEM 4T.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART II – OTHER INFOMRATION
ITEM 1. LEGAL PROCEEDINGS
Not Applicable.
ITEM 1A. RISK FACTORS
Because we are a smaller reporting company, this Item is not applicable to us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
The Company’s 2009 Annual Meeting of Stockholders was held on May 22, 2009. Proxies were solicited by the Company’s Board of Directors pursuant to Regulation 14 under the U.S. Securities Exchange Act of 1934. There was no solicitation in opposition to the Board’s nominees as listed in the proxy statement, and all nominees were elected by vote of the stockholders. The following is a summary of the votes cast by the holders of Common Stock represented in person and by proxy at the meeting.
Election of Directors
The following nominees were elected as directors of the Company by a resolution of the stockholders, approved as follows:

Nominee	Votes For	Withheld
William M. Allen	2,476,804	5,476
Bryan P. Brown	2,476,804	5,476
Christopher J. Hall	2,476,804	5,476
Thomas R. Johnson	2,476,804	5,476
Appointment of Auditors
The ratification of the Board of Director’s appointment of Akin, Doherty, Klein & Feuge, P.C., certified public accountants, as the Company’s auditors for the fiscal year ending December 31, 2009 was approved by the stockholders of the Company as follows:

Votes For	Against	Abstain
2,482,229	0	51
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
August 10, 2009