Form 10-K/A
period 2008-12-31
CALL NOW INC
filed 2009-09-08
CIK 869484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A-1

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

Explanatory Note
Call Now, Inc. (“the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”) to provide enhanced disclosures in response to comments by the Securities and Exchange Commission on the original filing. Although the enhanced disclosures are contained in Items 1, 7 and the financial statements included in Item 8, this filing includes all of the other disclosure contained in the original Form 10-K filing.
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
Our strategy is to operate the Retama Park racetrack in order to maintain its status as a Class I racetrack, attract horsemen to its racing meets, provide a satisfactory gaming and entertainment experience for its customers and provide a safe and attractive facility. We are also seeking to the legalization of additional forms of gaming at Texas racetracks. We believe that the offering of additional forms of gaming will be required to enable us to achieve a satisfactory return on our holdings of RDC Series B bonds, which are further described in the Bonds section of Item 7 of this Annual Report on Form 10-K.
We have provided loans to the RDC to support the operations of the racetrack and to meet its interest and sinking fund obligations on its Series A bonds, which are further described in the Bonds section of Item 7 of this Annual Report on Form 10-K. Such financial support is entirely at the discretion of the Company and is documented by promissory notes secured by a mortgage on the Retama Park racetrack real estate and facilities which is subordinated only to the RDC Series A bonds. As of December 31, 2008, we were owed $3,627,569 in principal by the RDC for such loans, plus $1,311,894 of accrued interest. We believe that the value of the security for such notes is sufficient to assure repayment even if additional forms of gaming are not extended to Retama Park.
The status of racing industry in Texas is similar to many other states around the country as the Texas racing facilities continue to experience greater competition from those facilities that have granted the right to conduct additional forms of gaming such as video lottery terminals, slot machines and poker. All states that share a border with Texas — Louisina, Arkansas, Oklahoma and New Mexico — currently allow additional forms of gaming at their racetracks. The benefit of additional gaming for racing facilities located in these states are two-fold. First, the operation of this additional gaming has provided these facilities with a new, and typically highly profitable, business line. Second, additional gaming has also provided supplemental funds for the horse purses (the prize money paid) within the state. These higher purses have attracted higher quality horses which tend to be more attractive to the betting public.
We have been actively pursuing the legalization of additional gaming at Texas racetracks through direct lobbying of Texas legislators and through a coalition of Texas racetracks that includes the other two Class I tracks, Lone Star Park and Sam Houston Race Park. If the legalization of additional forms of gaming is approved at Texas racetracks, it is anticipated that the profit from this operation would provide sufficient cash flow to enable both the Series A and

Series B bonds to be repaid. However, there can be no assurance that such additional gaming will be approved by the Texas legislature and governor and, if approved, whether the structure and taxation on such additional gaming would benefit the Company. There is substantial opposition to expanding gaming operations in Texas and no such expansion was approved during the 2009 Texas legislative session. Retama Park experiences strong competition from other gaming alternatives from the on-line gaming and surrounding states with with other forms gaming, as well as from other entertainment venues in its market area. We expect these factors to continue to adversely affect the liquidity of REG in the absence of legislation allowing additional gaming.
However, the legalization of gaming in Texas remains uncertain in both the likelihood and timeframe. The alternative available to the Company as a majority Series B bondholder would be to develop a plan with the Series A bondholder and the RDC that would maximize the value of the underlying collateral real estate through a liquidation or a joint venture redevelopment with a third party.
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008 (the “PWI Note”). PWI is related to the Company as Thomas R. Johnson, President and CEO of Call Now, Inc., is also a Director of both companies. Mr. Johnson has served as a director of PWI since August 2003. The PWI Note also called for the Company to have the option to convert the entire outstanding principal amount into shares of PWI’s common stock. The conversion price per common share was 2.25 times PWI’s shareholders’ equity as of June 30, 2003 divided by the actual number of issued and outstanding shares of PWI as of June 30, 2003, which equated to $2.01 per share. On December 23, 2003 an additional $600,000 was loaned to PWI under similar terms and conditions as the original note.
On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into 3,283,582 shares of PWI common stock. The Company originally extended credit to Penson in order to achieve a higher return on its capital for use in its business. After the loan was converted to Penson stock it continues to be held as a source of capital for the Company’s business.
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
The Company has maintained an investment account with Penson Financial Services, Inc., a wholly owned subsidiary of PWI, since 1999. At December 31, 2008, the Company had a margin loan in this account in the amount of $14,047,102, which is collateralized by a majority of its marketable securities.
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
Investment Company Act
The Company has taken the position it is not an investment company required to be registered under the Investment Company Act of 1940 (the “1940 Act”), based on one or more applicable exemptions thereunder. If it was established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission. We would also be unable to enforce contracts with third parties or third parties could seek to obtain rescission of transactions undertaken with us during the period it was established that we were an unregistered investment company. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Company, for more information.
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
Our liquidity and capital resources may be adversely affected by our margin loan
We depend upon a margin loan secured by our marketable securities to provide us with working capital. The amount available for borrowing is related to the market price of the collateral securities. In the event the market prices of such securities decline we may have to deposit cash or additional securities or the lender may sell the collateral securities. We have no arrangements for alternative sources of capital and may be unable to obtain financing or sell assets on satisfactory terms, or at all. This would impair our ability to obtain funding for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.
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
The facility and real estate are owned by the Retama Development Corporation (the “RDC”), a municipal subdivision of the city of Selma, TX, and it is encumbered by $93,270,000 face amount of debt that is discussed in greater detail below in the Bonds section. All personnel at the racetrack are employees of REG, as a result, it is only the payroll costs of the personnel that are reimbursed by the RDC to the Company. REG also receives a $20,000 per month management fee from the RDC. The financial performance of Retama Park is not included in the Company’s financial statements. However, the management fee and the reimbursement of payroll and payroll related expenses are the Company’s only source of revenue at this time, and the loss of this management contract or the inability to collect the management fee and other obligations of the RDC would negatively impact the Company’s revenue and financial condition.
Bonds
In addition to the management relationship, the Company also maintains a substantial investment in the facility through holdings of a portion of the Retama Development Corporation Special Facilities Revenue Refunding Bonds.
The Company owns both Senior Series A Bonds and Subordinate Series B Bonds as detailed in the chart below.

	Senior	Subordinate
Retama Development Corporation Special	Series A Bonds	Series B Bonds
Facilities Revenue Bonds, Dated 1997	7% due 9/1/33	8% due 9/1/33
Total Bonds Outstanding at December 31, 2008	$6,250,000	$86,925,000
Bonds owned by Call Now, Inc. at December 31, 2008	$145,000	$43,962,500
Cost Basis of bonds owned by Call Now, Inc. at December 31, 2008	$30,083	$1,077,083
Carrying Value of Call Now, Inc. position at December 31, 2008 as reported on the balance sheet	$145,000	$-0-
The Series A bonds are subject to an annual mandatory sinking fund redemption, which is current. As of December 31, 2008, a total of $750,000 of the original $7,000,000 Series A bonds have been redeemed through the sinking fund, resulting in the $6,250,000 in Series A bonds outstanding at December 31, 2008. The scheduled annual sinking fund redemptions for the next five years are as follows:

9/1/09	$100,000
9/1/10	$105,000
9/1/11	$115,000
9/1/12	$120,000
9/1/13	$130,000
The Company recognizes a carrying value on the balance sheet at face value of the Series A bonds, or $145,000.
Our strategy is operate the Retama Park racetrack in order to maintain its status as a Class I racetrack, attract horsemen to its racing meets, provide a satisfactory gaming and entertainment experience for its customers and provide a safe and attractive facility. We are also seeking to the legalization of additional forms of gaming at Texas racetracks. We believe that the offering of additional forms of gaming will be required to enable us to achieve a satisfactory return on our holdings of RDC Series B bonds, which are further described in Item 1 — Business of this Annual Report on Form 10-K.
We have provided loans to the RDC to support the operations of the racetrack and to meet its interest and sinking fund obligations on its Series A bonds, which are further described in Item 1 — Business of this Annual Report on Form 10-K. Such financial support is entirely at the discretion of the Company and is documented by promissory notes secured by a mortgage on the Retama Park racetrack real estate and facilities which is subordinated only to the RDC Series A bonds. As of December 31, 2008, we were owed $3,627,569 in principal by the RDC for such loans, plus $1,311,894 of accrued interest. We believe that the value of the security for such notes is sufficient to assure repayment even if additional forms of gaming are not extended to Retama Park.
The status of racing industry in Texas is similar to many other states around the country as the Texas racing facilities continue to experience greater competition from those facilities that have granted the right to conduct additional forms of gaming such as video lottery terminals, slot machines and poker. All states that share a border with Texas — Louisina, Arkansas, Oklahoma and New Mexico — currently allow additional forms of gaming at their racetracks. The benefit of additional gaming for racing facilities located in these states are two-fold. First, the operation of this additional gaming has provided these facilities with a new, and typically highly profitable, business line. Second, additional gaming has also provided supplemental funds for the horse purses (the prize money paid) within the state. These higher purses have attracted higher quality horses which tend to be more attractive to the betting public.
We have been actively pursuing the legalization of additional gaming at Texas racetracks through direct lobbying of Texas legislators and through a coalition of Texas racetracks that includes the other two Class I tracks, Lone Star Park and Sam Houston Race Park. If the legalization of additional forms of gaming is approved at Texas racetracks, it is anticipated that the profit from this operation would provide sufficient cash flow to enable both the Series A and Series B bonds to be repaid. However, there can be no assurance that such additional gaming will be approved by the Texas legislature and governor and, if approved, whether the structure and taxation on such additional gaming would benefit the Company. There is substantial opposition to expanding gaming operations in Texas and no such expansion was approved during the 2009 Texas legislative session. Retama Park experiences strong competition from other gaming alternatives from the on-line gaming and surrounding states with with other forms gaming, as well as from other entertainment venues in its market area. We expect these factors to continue to adversely affect the liquidity of REG in the absence of legislation allowing additional gaming.
However, the legalization of gaming in Texas remains uncertain in both the likelihood and timeframe. The alternative available to the Company as a majority Series B bondholder would be to develop a plan with the Series A bondholder and the RDC that would maximize the value of the underlying collateral real estate through a liquidation or a joint venture redevelopment with a third party.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represent an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. In August 2008, the Company sold 30,000 shares of PWI common stock, leaving a balance of 1,100,922 shares, which represents approximately 4.37% of PWI’s outstanding shares as of December 31, 2008. As of December 31, 2008 the Company recognized cumulative other comprehensive income from the increase in value of the PWI common stock of approximately $3,078,000 (gross) or $2,036,000 net of taxes.
The Company originally extended credit to Penson in order to achieve a higher return on its capital for use in its business. After the loan was converted to Penson stock it continues to be held as a source of capital for the Company’s business.
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
Investment Company Act
The Company has taken the position that if is not an investment company required to be registered under the Investment Company Act of 1940 (the “1940 Act”) because under Section 3(b)(1) of such Act, an issuer which is primarily engaged in a business other than investment in securities is not considered an investment company under the Act. If it was established that the Company is an unregistered investment company, there would be a risk, among other material adverse consequences, that the Company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission. The Company would also be unable to enforce contracts with third parties or third parties could seek to obtain rescission of transactions undertaken in the period it was established the Company were an unregistered investment company.
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
Valuation of Marketable Securities
Investments in equity securities are generally based on quoted market prices. However, the investments in the RDC Series A and B bonds represent debt securities, and there is no readily available quoted market price as these securities are owned by a limited number of holders. The Series A bonds are classified as available-for-sale and have been valued at their face value of $145,000 as supported by the underlying value of the collateral (the Retama Park racetrack facility). We obtained a complete appraisal of the racetrack land and improvements in June 2005, and based our valuation of the Series A bonds on our percentage ownership. The Company has fully impaired the Series B bonds based on the limited available market, the uncertainty of principal or interest payments and the subordinate lien on the collateral.
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
YEAR ENDED DECEMBER 31, 2008 COMPARED TO 2007
RESULTS OF OPERATIONS
a. Revenues and Other Income
     Revenue
The Company’s revenue for the year ended December 31, 2008 was $5,463,122 compared to $4,855,038 for the year ended December 31, 2007. The increase in revenue is attributed to an increase in Thoroughbred race days at Retama Park racetrack, 51 in 2008 as compared to 32 in 2007. Retama Park hosted the same number Quarter Horse race days in 2008 as compared to 2007. As discussed in the “Retama Park Racetrack — Management” section under Item 7 in this section, the Company’s revenue is directly related to the reimbursement of payroll and payroll related expenses of the racetrack. Therefore, an increase in race days results in an increase in staffing requirements and, consequently, increases reimbursements to the Company.
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
As discussed in Note 5 to the audited financial statements, the Company maintains an investment account that utilizes a margin loan collateralized by the Company’s marketable securities. As of December 31, 2008 the available balance of that margin loan was in excess of $2.0 million. However, given that a majority of our marketable securities used as collateral for the margin loan in comprised of a single position of common stock of Penson Worldwide, Inc., a meaningful decline in the price of the stock would negatively impact our ability to draw liquidity from this account and, if the decline were significant, a margin call requiring the Company to post additional collateral or liquidate assets could result. Management regularly assesses these accounts and considers reducing positions in order to provide additional liquidity and reduce exposure to market fluctuations.
In response to the Company’s continued operating losses, the Company will continue to assess the sale of certain assets and marketable securities in order to provide additional liquidity. Specifically, management will assess the proper timing to continue selling a portion of the Company’s holdings of the Penson common stock. Given the highly liquid nature of this security, management believes it has adequate financial resources to fund its operations and capital requirements for the next twelve months and the foreseeable future.
Additionally, REG’s management agreement with the RDC is set to expire in November 2010. While there can be assurances, management believes that this agreement will be extended at that time. However, if the management agreement is not extended beyond November 2010, the Company would no longer receive the $20,000 per month management fee.
In the past the Company has provided loans to the RDC, however there have never been any assurances that future funding would be available. The Company will continue to assess the ongoing capital needs of the RDC and the ability of the Company to aid in the financing of those needs.
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

/s/ Akin, Doherty, Klein & Feuge, P.C.
Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas March 20, 2009

CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and equivalents	$88,837	$231,030
Accounts receivable	609,069	369,069
Marketable securities — related party	8,389,026	16,228,731
Marketable securities — other	1,264,954	1,700,966
Other current assets	119,660	266,063

Total current assets	10,471,546	18,795,859

Furniture, Equipment and Improvements (less accumulated depreciation of $1,372)	18,249	—

Other Assets:
Marketable securities — Retama Development Corp.	145,000	145,000
Investments	4,342,948	3,654,348
Notes and interest receivable — Retama Development Corp.	4,939,464	4,071,935
Deferred tax asset	843,681	748,076

Total other assets	10,271,093	8,619,359

Total Assets	$20,760,888	$27,415,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$524,275	265,146
Margin loan payable — related party	14,047,102	988,271
Margin loan payable — other	—	9,346,388
Deferred taxes payable	1,088,571	3,723,324

Total current liabilities	15,659,948	14,323,129

Minority Interest in Consolidated Subsidiary	76,437	26,937

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 2,902,367 outstanding	3,326	3,326
Additional paid-in-capital	7,091,121	7,091,121
Treasury stock, at cost, 424,708 and 162,856 shares	(3,094,455)	(449,750)
Accumulated other comprehensive income	2,113,109	7,227,628
Retained (deficit)	(1,088,598)	(807,173)

Total stockholders’ equity	5,024,503	13,065,152

Total Liabilities and Stockholders’ Equity	$20,760,888	$27,415,218

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31
	2008	2007
Revenues
Reimbursement of payroll and payroll related expenses	$5,215,622	$4,615,038
Management fees	247,500	240,000

Total revenues	5,463,122	4,855,038

Expenses
Payroll and payroll related expenses	5,215,622	4,740,187
Corporate general and administrative operations	727,982	558,172

Total expenses	5,943,604	5,298,359

Net Operating (Loss)	(480,482)	(443,321)

Other Income (Expenses)
Interest income	729,905	564,057
Gain on sales of marketable securities	556,245	150,794
Interest expense — related party	(598,887)	(416,151)
Interest expense — other	(260,313)	(472,051)

Total other income (expense), net	426,950	(173,351)

(Loss) before minority interest and income taxes	(53,532)	(616,672)

Minority interest in (loss) of subsidiary	(49,500)	(22,970)

(Loss) before income taxes	(103,032)	(639,642)

Income tax expense (benefit)	178,393	(263,643)

Net (Loss)	$(281,425)	$(375,999)

(Loss) Per Share

Basic and diluted	$(.09)	$(.12)

Weighted average common shares outstanding:
Basic	3,095,879	3,164,219
Dilutive	3,095,879	3,164,219
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

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007

Operating Activities
Net (loss)	$(281,425)	$(375,999)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(556,245)	(150,794)
Minority interest	49,500	22,970
Deferred income taxes	(95,605)	(263,643)
Depreciation and amortization	1,372	—
Changes in operating assets and liabilities:
Accounts receivable	(240,000)	(126,000)
Other assets	146,403	75,473
Accounts payable and accrued expenses	259,129	7,122

Net Cash (Used) by Operating Activities	(716,871)	(810,871)

Investing Activities
Advances on notes receivable	(867,529)	(1,205,599)
Proceeds from sales of available-for-sale marketable securities	1,353,579	6,072,719
Proceeds from sales of available-for-sale marketable securites — related party	548,097	—
Purchase of available-for-sale marketable securities	(2,310,211)	(4,625,762)
Proceeds from other long-term investments	125,000	961,750
Purchase of other long-term investments	(813,600)	(670,000)
Purchases of furniture, equipment and improvements	(19,621)	—

Net Cash Provided (Used) by Investing Activities	(1,984,285)	533,108

Financing Activities
Proceeds from margin loans	4,244,007	19,157,778
Proceeds from margin loans — related party	16,916,625	4,478,117
Payments on margin loans	(13,590,396)	(9,811,389)
Payments on margin loans — related party	(3,857,793)	(13,450,784)
Purchase of treasury stock — related party	(1,153,480)	—

Net Cash Provided by Financing Activities	2,558,963	373,722

Net Change in Cash	(142,193)	95,959

Cash at beginning of year	231,030	135,071

Cash at End of Year	$88,837	$231,030

Supplemental Disclosures
Interest paid in cash	$859,200	$888,202
Income taxes paid in cash	13,536	31,200

Non-cash Transactions
Treasury stock acquired from related party with marketable securities — other	1,491,225	—
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
Payment on the Series A bonds have remained current substantially as a result of loans made through the Funding Agreement. There have never been any payments made on the Series B bonds and it is not anticipated that any

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 3 — RETAMA DEVELOPMENT — MARKETABLE SECURITIES AND NOTES RECEIVABLE — continued
payment will be made unless additional forms of gaming (video lottery terminals, slot machines, table games) are legalized at Texas racetracks or the underlying collateral real estate is either sold or redeveloped. The Company has fully impaired the Series B bonds based on the limited available market, the uncertainty of principal or interest payments and the subordinate lien on the collateral.
As part of the bond defeasance agreement, the Company was obligated to lend certain amounts to the RDC to fund any operating losses for up to 2 years, which expired in 1999. Although the Company is not currently obligated to fund the RDC, it has continued to do so as part of its strategy to assure continued operations at the racetrack. At December 31, 2008, the total amount funded by the Company to the RDC for its operations includes principal of $3,627,569 plus accrued interest of $1,311,894. At December 31, 2007, the principal was $3,088,419 plus accrued interest of $983,516. Such funding is secured by a second lien on the racetrack facility.
The balance of these bonds and notes receivable, all considered long-term, are as follows at December 31, 2008 and 2007:

	Total	Owned By	Cost	Carrying
2008	Outstanding	Call Now	Basis	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,250,000	$145,000	$30,083	$145,000
RDC Series B bonds	86,925,000	43,962,500	1,077,463	—

Total bonds, long-term				$145,000

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$3,627,569	$3,627,569		$3,627,569
Accrued interest receivable	1,311,894	1,311,894		1,311,894

Total notes and interest receivable				$4,939,464

	Total	Owned By	Cost	Carrying
2007	Outstanding	Call Now	Basis	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,345,000	$145,000	$30,083	$145,000
RDC Series B bonds	86,925,000	43,962,500	1,077,083	—

Total bonds, long-term				$145,000

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$3,088,419	$3,088,419		$3,088,419
Accrued interest receivable	983,516	983,516		983,516

Total notes and interest receivable				$4,071,935

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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. In August 2008, the Company sold 30,000 shares of PWI common stock, leaving a balance of 1,100,922 shares, which represents approximately 4.37% of PWI’s outstanding shares as of December 31, 2008. The SAMCO shares are valued at the Company’s cost basis of $385,438 at December 31, 2008 and 2007. The PWI common stock is valued at the market value of $8,389,026 as of December 31, 2008 and $16,228,731 at December 31, 2007. The Company originally extended credit to Penson in order to achieve a higher return on its capital for use in its business. After the loan was converted to Penson stock it continues to be held as a source of capital for the Company’s business.
NOTE 5 — PENSON FINANCIAL SERVICES, INC. — MARGIN LOAN PAYABLE
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at an interest rate of 8.20% and 8.70% at December 31, 2008 and 2007, respectively. The balance of the margin loan was $14,047,102 and $988,271 at December 31, 2008 and 2007, respectively. The margin loan is collateralized by a majority of the Company’s marketable securities, including all of the PWI common stock. The Company paid interest on the margin loan of $598,887 in 2008 and $416,151 in 2007.
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
December 31, 2008 and 2007
NOTE 6 — STOCKHOLDERS’ EQUITY — continued
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
A reconciliation of the change in the unrecognized tax benefits from December 31, 2007 to December 31, 2008 is as follows:

Unrecognized tax benefit at December 31, 2007	$—
Gross increases — tax positions in prior years	250,000

Unrecognized tax benefits at December 31, 2008	$250,000

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
On September 26, 2008 the Company completed the acquisition of 261,852 shares of the Company’s common stock from Christopher J. Hall, the Company’s Chairman and controlling stockholder. The Company purchased 114,206 shares for cash at a price of $10.10 per share, or $1,153,481. The Company acquired an additional 147,646 shares through an exchange of$225,000 principal amount of Will County Illinois Student Housing bonds, 7.75% due 9/1/09 (CUSIP 969081BG2) and $2,105,000 principal amount of Will County Illinois Student Housing bonds, 6.75% due 9/1/33 (CUSIP 969081BB3). The effective value of this transaction was also $10.10 per share of common stock, for a total cost of $1,491,225. The transactions reduced the Company’s outstanding common stock to 2,902,367 shares. The transaction was evaluated and approved by the Company’s directors who had no interest in the transaction. The board received a fairness opinion from the Hancock Firm, LLC, Houston, Texas.
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

	December 31, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$8,389,026	$—	$—	$8,389,026
Marketable securities — other	1,264,954	—	—	1,264,954

Liabilities:
None	$—	$—	$—	$—
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

					All Other
Name and Principal Position	Year	Salary	Bonus	Options Awards	Compensation(1)	Total
Thomas R. Johnson,	2008	$200,000	—	—	$7,000	$207,000
President/CEO	2007	$175,000	—	—	$4,000	$179,000

Christopher J. Hall,	2008	$131,140	$10,000	—	$7,000	$148,140
Chairman	2007	—	—		$4,000	$4,000

Bryan P. Brown,	2008	$200,000	—	—	$7,000	$207,000
CEO, Retama Entertainment Group	2007	$200,000	—	—	$4,000	$204,000

(1)	Consists of director meeting fees.
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
The following table sets forth compensation earned or paid to our non-employee directors in 2008.

			Non-equity
	Fees Earned or		Incentive Plan	All Other
Name	Paid in Cash	Option Awards	Compensation	Compensation	Total
William M. Allen	$6,000	—	—	—	$6,000
Bryan P. Brown	$7,000	—	—	—	$7,000
Christopher J. Hall	$7,000	—	—	—	$7,000
Thomas R. Johnson	$7,000	—	—	—	$7,000
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

EXHIBIT		INC. BY
NO.		REF. NOTE	DESCRIPTION

3(a)	—	A	Articles of Incorporation of Registrant as filed with the Secretary of State of Nevada on September 3, 1999.
3(c)	—	C	By-Laws of the Registrant.
8.12	—	G	Management Agreement for Retama Park.
8.15	—	L	First Amendment to Management Agreement for Retama Park.
8.16	—	M	Second Amendment to Management Agreement for Retama Park.
8.17	—	N	Third Amendment to Management Agreement for Retama Park.
10.3	—	O	Employment Agreement between Call Now, Inc. and Thomas R. Johnson, dated November 3, 2003. *
10.4	—	P	Employment Agreement between Retama Entertainment Group and Bryan P. Brown, dated March 31, 2004. *
14	—	U	Business Ethics and Conduct Policy (Code of Ethics).
21	—		Subsidiaries.
31.1	—		Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 (filed herewith).

Incorporation by Reference Notes:
NOTE INCORPORATION BY REFERENCE

A	—	Incorporated by reference to Exhibit 3(a) of Form 10-KSB for the year ended December 31, 1999.
B	—	Incorporated by reference to Exhibit 3(b) of Form 10-KSB for the year ended December 31, 1999.
C	—	Incorporated by reference to Exhibit 3(c) of Form 10-KSB for the year ended December 31, 1999.
E	—	Incorporated by reference to Exhibit A of Form 8-K filed November 21, 1996.
F	—	Incorporated by reference to Exhibit B of Form 8-K filed November 21, 1996.
G	—	Incorporated by reference to Exhibit 8.12 of Form 10-KSB for year ended December 31, 1997.
H	—	Incorporated by reference to Exhibit 8.13 of Form 10-KSB for year ended December 31, 1998.
I	—	Incorporated by reference to Exhibit 8.14 of Form 10-KSB for year ended December 31, 1998.
K	—	Incorporated by reference to Exhibit 10.2 of Form 8-K filed February 8, 2002.
L	—	Incorporated by reference to Exhibit 8.15 of Form 10-KSB for year ended December 31, 2004.
M	—	Incorporated by reference to Exhibit 8.16 of Form 10-KSB for year ended December 31, 2004.
N	—	Incorporated by reference to Exhibit 8.17 of Form 10-KSB for year ended December 31, 2004.
O	—	Incorporated by reference to Exhibit 10.3 of Form 10-KSB for year ended December 31, 2004.
P	—	Incorporated by reference to Exhibit 10.4 of Form 10-KSB for year ended December 31, 2004.
T	—	Incorporated by reference to Exhibit 10.5 of Form 10-KSB for year ended December 31, 2005.
U	—	Incorporated by reference to Exhibit 14 of Form 10-KSB for year ended December 31, 2005.

*	— Indicates a management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALL NOW, INC.
By:	/s/ THOMAS R. JOHNSON
	Name:	Thomas R Johnson
	Title:	President, Chief Executive Officer and Director
Date: September 3, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS R. JOHNSON Thomas R. Johnson	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Accounting Officer)	September 3, 2009
/s/ CHRISTOPHER J. HALL Christopher J. Hall	Chairman and Director	September 3, 2009
/s/ WILLIAM M. ALLEN William M. Allen	Director	September 3, 2009
/s/ BRYAN P. BROWN Bryan P. Brown	Director	September 3, 2009