Form 10-K/A
period 2008-12-31
CALL NOW INC
filed 2009-11-13
CIK 869484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A-2

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

Explanatory Note
Call Now, Inc. (“the “Company”) is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”) to provide enhanced disclosures in response to comments by the Securities and Exchange Commission on the original filing. Although the enhanced disclosures are contained in Items 1, 7 and the financial statements included in Item 8, this filing includes all of the other disclosure contained in the original Form 10-K filing.
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
We have provided loans to the RDC to support the operations of the racetrack and to meet its interest and sinking fund obligations on its Series A bonds, which are further described in the Bonds section of Item 7 of this Annual Report on Form 10-K. Such financial support is entirely at the discretion of the Company and is documented by promissory notes secured by a mortgage on the Retama Park racetrack real estate and facilities which is subordinated to the RDC Series A bonds and converted Series B bonds, if any. As of December 31, 2008, we were owed $3,627,569 in principal by the RDC for such loans, plus $1,311,894 of accrued interest. We believe that the value of the security for such notes is sufficient to assure repayment even if additional forms of gaming are not extended to Retama Park.
The status of racing industry in Texas is similar to many other states around the country as the Texas racing facilities continue to experience greater competition from those facilities that have granted the right to conduct additional forms of gaming such as video lottery terminals, slot machines and poker. All states that share a border with Texas — Louisiana, Arkansas, Oklahoma and New Mexico — currently allow additional forms of gaming at their racetracks. The benefits of additional gaming for racing facilities located in these states are two-fold. First, the operation of this additional gaming has provided these facilities with a new, and typically highly profitable, business line. Second, additional gaming has also provided supplemental funds for the horse purses (the prize money paid) within the state. These higher purses have attracted higher quality horses that tend to be more attractive to the betting public.
We have been actively pursuing the legalization of additional gaming at Texas racetracks through direct lobbying of Texas legislators and through a coalition of Texas racetracks that includes the other two Class I tracks, Lone Star Park and Sam Houston Race Park. If the legalization of additional forms of gaming is approved at Texas racetracks, it is anticipated that the profit from this operation would provide sufficient cash flow to enable both the Series A and

Series B bonds to be repaid. However, there can be no assurance that the Texas legislature and governor will approve such additional gaming and, if approved, whether the structure and taxation on such additional gaming would benefit the Company. There is substantial opposition to expanding gaming operations in Texas and no such expansion was approved during the 2009 Texas legislative session. Retama Park experiences strong competition from other gaming alternatives from the on-line gaming and surrounding states with other forms gaming, as well as from other entertainment venues in its market area. We expect these factors to continue to adversely affect the liquidity of REG in the absence of legislation allowing additional gaming.
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
On March 31, 2005 the Company entered into a partnership agreement to provide approximately 46% of the equity for the development of a 270-unit luxury apartment complex known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) closed on the purchase of the 19.739-acre development site on May 2, 2005. The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”) that also serves as the management company of the property upon completion. The limited partner of ECR Ltd. is Stone Oak Prime, L.P. (“Limited Partner”). The Company owns the largest interest in the Limited Partner at 48%. Other partners of the Limited Partner include Thomas R. Johnson, President, CEO and Director of the Company, Christopher J. Hall, the majority shareholder and Director of the Company, and Bryan P. Brown, President of REG and Director of the Company. The General Partner is required to fund 5% of the equity and the Limited Partner is required to fund 95%. As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General Partner and 50% to the Limited Partner. As of December 31, 2008 and 2007, the Company’s investment totaled approximately $2.60 million and $1.78 million, respectively.

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
Investment Company Act
The Company has taken the position it is not an investment company required to be registered under the Investment Company Act of 1940 (the “1940 Act”), based on one or more applicable exemptions there under. If it were established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission. We would also be unable to enforce contracts with third parties or third parties could seek to obtain rescission of transactions undertaken with us during the period it was established that we were an unregistered investment company. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Company, for more information.
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
Our liquidity and capital resources may be adversely affected by our margin loan
We depend upon a margin loan secured by our marketable securities to provide us with working capital. The amount available for borrowing is related to the market price of the collateral securities. In the event the market prices of such securities decline we may have to deposit cash or additional securities or the lender may sell the collateral securities. We have no arrangements for alternative sources of capital and may be unable to obtain financing or sell assets on satisfactory terms, or at all. This would impair our ability to obtain funding for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes. For additional information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
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
Issuer Purchases of Equity Securities
The following table sets forth information about our purchase of shares of our common stock during the quarter ended December 31, 2008.

			(c)	(d)
	(a)	(b)	Total number of shares	Maximum number (or approximate
	Total number of	Average	purchased as part of	dollar value) of shares that may yet
	shares	price paid	publicly announced plans or	be purchased under the plans or
Period	purchased	per share	programs	programs
September 26, 2008	261,852 shares(1)	$10.10	0	0

(1)	These shares were purchased privately from Christopher J. Hall for cash and securities. See Item 13 herein for further information about this transaction.

ITEM 6.	SELECTED FINANCIAL DATA.
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
The facility and real estate are owned by the Retama Development Corporation (the “RDC”), a municipal subdivision of the city of Selma, TX, and it is encumbered by $93,175,000 face amount of debt that is discussed in greater detail below in the Bonds section. All personnel at the racetrack are employees of REG, as a result, it is only the payroll costs of the personnel that are reimbursed by the RDC to the Company. REG also receives a $20,000 per month management fee from the RDC. The financial performance of Retama Park is not included in the Company’s financial statements. However, the management fee and the reimbursement of payroll and payroll related expenses are the Company’s only source of revenue at this time, and the loss of this management contract or the inability to collect the management fee and other obligations of the RDC would negatively impact the Company’s revenue and financial condition.
Bonds
In addition to the management relationship, the Company also maintains a substantial investment in the facility through holdings of a portion of the Retama Development Corporation Special Facilities Revenue Refunding Bonds.
The Company owns both Senior Series A Bonds and Subordinate Series B Bonds as detailed in the chart below.

	Senior	Subordinate
Retama Development Corporation Special	Series A Bonds	Series B Bonds
Facilities Revenue Bonds, Dated 1997	7% due 9/1/33	8% due 9/1/33
Total Face Amount Bonds Outstanding at December 31, 2008	$6,250,000	$86,925,000
Face Amount of Bonds owned by Call Now, Inc. at December 31, 2008	$145,000	$43,962,500
Cost Basis of Bonds owned by Call Now, Inc. at December 31, 2008	$30,083	$1,077,083
Carrying Value of Call Now, Inc. position at December 31, 2008 as reported on the balance sheet	$145,000	$-0-
The Series A bonds are subject to an annual mandatory sinking fund redemption and annual interest payment at the rate of 7% due on September 1st each year, all of which were current as of December 31, 2008. As of December 31, 2008, a total of $750,000 of the original $7,000,000 Series A bonds have been redeemed through the sinking fund, resulting in the $6,250,000 in Series A bonds outstanding at December 31, 2008. The scheduled annual sinking fund redemptions for the next five years are as follows:

9/1/09	$100,000
9/1/10	$105,000
9/1/11	$115,000
9/1/12	$120,000
9/1/13	$130,000
The Company recognizes a carrying value on the balance sheet at face value of the Series A bonds, or $145,000.
The Series B bonds are subject to an annual interest payment at the rate of 8% due on September 1st each year, with a maturity of September 1, 2033. There is no sinking fund requirement for the Series B bonds. Payment of accrued interest is subject to the availability of Excess Cash Flow, as defined in the Trust Indenture as cash or cash equivalent on hand less senior debt obligations, required deposits to the Reserve Fund, adjustments for working capital and trust funds held by the issuer. If there are insufficient funds available for the payment of interest, the amount due shall be deferred (“Deferred Interest”) and not constitute an event of default. Each such installment of Deferred Interest shall accrue interest from the interest payment date and payable at maturity. Additionally, on September 1 of each year, beginning September 1, 1999, all or a part of the Series B bonds shall be converted to senior lien obligations on a parity and payable pari passu with the Series A bonds (“Converted Series B bonds”, and the Series A bonds and Converted Series B bonds collectively referred to as “Senior Lien Obligations”), and thereafter shall bear interest at the rate of 7%, provided that there is no event of default existing on the Senior Lien Obligations. The number of Series B bonds to be converted to senior lien obligations shall equal (i) the quotient resulting from the lower of earnings before interest, taxes, depreciation and amortization for the last two immediately preceding fiscal years, divided by .0875, (ii) less the outstanding principal amount of the Series A bonds and Converted Series B bonds. Conversion is also subject to the RDC delivering to the bond Trustee to the Trustee’s satisfaction, the deed of trust including the Series B bonds to be converted and a new or amended mortgage title insurance policy ensuring that the liens securing the Series A bonds and all Converted Series B bonds are first and prior and pari passu, subject only to permitted encumbrances that are subordinate and inferior to the deed of trust. There have been no Series B bonds converted to Converted Series B bonds.
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
In the event of a default on the Series A bonds, the holders of the bonds could seek to foreclose on the Retama Park racetrack facilities and real estate. We have provided loans to the RDC to support the operations of the racetrack and to meet its interest and sinking fund obligations on its Series A bonds, which are further described in Item 1 — Business of this Annual Report on Form 10-K. We believe it has been in our best interest to help the RDC avoid default of the Series A bonds as the best strategy to achieve returns on the Series B bonds in the event of additional forms of gaming are approved for Texas racetracks, of which there can be no assurance. Such financial support is entirely at the discretion of the Company and is documented by promissory notes secured by a mortgage on the Retama Park racetrack real estate and facilities which is subordinated to the RDC Series A bonds and converted Series B bonds, if any. As of December 31, 2008, we were owed $3,627,569 in principal by the RDC for such loans, plus $1,311,894 of accrued interest. We believe that the value of the security for such notes is sufficient to assure repayment even if additional forms of gaming are not extended to Retama Park.
The status of racing industry in Texas is similar to many other states around the country as the Texas racing facilities continue to experience greater competition from those facilities that have granted the right to conduct additional forms of gaming such as video lottery terminals, slot machines and poker. All states that share a border with Texas — Louisiana, Arkansas, Oklahoma and New Mexico — currently allow additional forms of gaming at their racetracks. The benefits of additional gaming for racing facilities located in these states are two-fold. First, the operation of this additional gaming has provided these facilities with a new, and typically highly profitable, business line. Second, additional gaming has also provided supplemental funds for the horse purses (the prize money paid) within the state. These higher purses have attracted higher quality horses, which tend to be more attractive to the betting public.
We have been actively pursuing the legalization of additional gaming at Texas racetracks through direct lobbying of Texas legislators and through a coalition of Texas racetracks that includes the other two Class I tracks, Lone Star Park and Sam Houston Race Park. If the legalization of additional forms of gaming is approved at Texas racetracks, it is anticipated that the profit from this operation would provide sufficient cash flow to enable both the Series A and Series B bonds to be repaid. However, there can be no assurance that the Texas legislature and governor will approve such additional gaming and, if approved, whether the structure and taxation on such additional gaming would benefit the Company. There is substantial opposition to expanding gaming operations in Texas and no such expansion was approved during the 2009 Texas legislative session. Retama Park experiences strong competition from other gaming alternatives from the on-line gaming and surrounding states with other forms gaming, as well as from other entertainment venues in its market area. We expect these factors to continue to adversely affect the liquidity of REG in the absence of legislation allowing additional gaming.
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
The Estates at Canyon Ridge
On March 31, 2005 the Company entered into a partnership agreement to provide approximately 46% of the equity for the development of a 270-unit luxury apartment complex to be known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) closed on the purchase of the 19.739-acre development site on May 2, 2005. The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”). The Company owns the largest interest in Stone Oak Prime, L.P. (“Limited Partner”) at 48%. Other partners of the Limited Partner include Thomas R. Johnson, President, CEO and director of the Company, Christopher J. Hall, the majority shareholder and director of the Company, and Bryan P. Brown, CEO of Retama Entertainment Group, Inc. and director of the Company. The General Partner is required to fund 5% of the equity and the Limited Partner is required to fund 95%.
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

Critical Accounting Policies and Estimates
General
Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions and evidence as appropriate.We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions.
Valuation of Marketable Securities
Investments in equity securities are generally based on quoted market prices. However, the investments in the RDC Series A and B bonds represent debt securities, and there is no readily available quoted market price, as these securities are owned by a limited number of holders. The Series A bonds are classified as available-for-sale and have been valued at their face value of $145,000 as supported by our estimate of the underlying value of the collateral (the Retama Park racetrack facility). We estimated the value based upon a complete appraisal of the racetrack land and improvements in June 2005, supplemented by our review of subsequent industry and economic trends, condition of the racetrack facilities and local real estate trends, and based our valuation of the Series A bonds on our percentage ownership. The Company has fully impaired the Series B bonds based on the limited available market, the uncertainty of principal or interest payments and the subordinate lien on the collateral.
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
Notes and Interest Receivable — Retama Development Corporation
The Company has provided advances to the RDC primarily to meet the RDC’s interest and sinking fund obligations on its Series A bonds. Such advances are entirely at the discretion of the Company and are documented by promissory notes secured by a second lien mortgage on the Retama Park racetrack real estate and facilities, which is subordinated to the RDC Series A bonds and Converted Series B bonds, if any. We estimate at the end of each reporting period the valuation and collectibility of the RDC note and any interest that has been recognized as income, and report the total amount as other assets in our consolidated balance sheet. Our policy in recognizing interest on the RDC note as income is discussed in greater detail in the following section, Interest Income Recognition — Retama Development Corporation. If such estimate indicates that the collateral value is sufficient to assure repayment of such advances and interest that has been recognized as income in the current and previous accounting periods, the notes and interest continue to be carried at the full amount. If we estimate the security for the RDC note and interest that has been previously recognized as income is insufficient to assure full repayment we would provide an allowance to reduce the carrying value of the notes and interest accordingly. As of December 31, 2008 and 2007 the Company estimated that the value of the security was sufficient to assure repayment of the advances and the related accrued interest, thus no allowance for uncollectable amounts was provided. The Company will continue to evaluate the collateral value securing the notes and interest receivable from the RDC, and make any adjustments it deems necessary.

Interest Income Recognition — Retama Development Corporation
During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. As of December 31, 2008, the Company has determined that continuing to recognize the accrued interest on the RDC note as income is appropriate based on this criteria.
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
     Other Comprehensive Income
As of December 31, 2008, the Company recognized cumulative other comprehensive income of $2,113,109, net of related taxes, primarily on the increase in fair market value over the Company’s cost basis of its investments in Penson Worldwide, Inc. common stock based on the closing price of the common stock as of December 31, 2008. Accumulated other comprehensive income at December 31, 2007 was $7,227,628, net of taxes.
LIQUIDITY AND CAPITAL RESOURCES
During the year ended December 31, 2008, the Company’s operating activities used cash of $716,871 compared to $810,871 used for the year ended December 31, 2007.
As discussed in Note 5 to the audited financial statements, the Company maintains an investment account that utilizes a margin loan collateralized by the Company’s marketable securities. As of December 31, 2008 the available balance of that margin loan was in approximately $2.0 million, which is based upon our ability to borrow up to 75% of the value of the securities held as collateral in the margin account, as detailed in the following chart.

As of December 31, 2008
Value of marginable securities	$21,415,140
Maximum loan based on 75% loan-to-value	$16,061,355
Margin loan outstanding	$14,047,102
Margin loan availability	$2,014,253
The amount available for borrowing under the margin loan would be reduced in the event of a decline in the value of the securities in the account, which consists primarily of our ownership of common stock of Penson Worldwide, Inc. (“PWI”) and Retama Development Corporation Series B bonds. Specifically, with each $1 movement in the price of Penson stock, our liquidity would increase, if the price goes up, or decrease, if the price goes down, by the number of Penson shares held by the Company, multiplied by the $1 price movement, multiplied by 25%. Furthermore, the lender has the discretion to reduce the amount of the borrowings available to us under the margin loan at any time, regardless of fluctuations in market value. For example, although our holdings of the Series B bonds have been fully written down according to Generally Accepted Accounting Principals (“GAAP”), the lender attributed a value of $11,714,687 to these bonds for purposes of calculating our margin loan availability at December 31, 2008. There can be no assurance that our holdings of the Series B bonds will continue to be marginable to the same extent, or at all, in the future. Any significant reduction in the amount available for borrowing could adversely affect our liquidity and might force us to post additional collateral for the margin loan or liquidate assets.
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

In the past the Company has provided loans to the RDC but has had no obligation to do so since 1999. These loans were provided in order to support the continued operation of Retama Park as a Class I racetrack while pursuing the approval of additional forms of gaming at Texas racetracks. We anticipate that the profits from additional gaming operations at Retama Park, if approved, would provide sufficient cash flow to the RDC to enable the Series B bonds to be repaid in full. We believe our loans to the RDC, which amount to $4,939,464 including accrued interest as of December 31, 2008, and our holdings of RDC Series A bonds in the amount of $145,000 are fully secured by the collateral security in the Retama Park facilities and real estate and would be repaid even if the operations of Retama Park racetrack were terminated. The Company will respond to any future requests for additional funding by the RDC as it deems appropriate.
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

16

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

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007
Operating Activities
Net (loss)	$(281,425)	$(375,999)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(556,245)	(150,794)
Minority interest	49,500	22,970
Deferred income taxes	(95,605)	(263,643)
Depreciation and amortization	1,372	—
Changes in operating assets and liabilities:
Accounts receivable	(240,000)	(126,000)
Other assets	146,403	75,473
Accounts payable and accrued expenses	259,129	7,122

Net Cash (Used) by Operating Activities	(716,871)	(810,871)

Investing Activities
Advances on notes receivable	(867,529)	(1,205,599)
Proceeds from sales of available-for-sale marketable securities	1,353,579	6,072,719
Proceeds from sales of available-for-sale marketable securities — related party	548,097	—
Purchase of available-for-sale marketable securities	(2,310,211)	(4,625,762)
Proceeds from other long-term investments	125,000	961,750
Purchase of other long-term investments	(813,600)	(670,000)
Purchases of furniture, equipment and improvements	(19,621)	—

Net Cash Provided (Used) by Investing Activities	(1,984,285)	533,108

Financing Activities
Proceeds from margin loans	4,244,007	19,157,778
Proceeds from margin loans — related party	16,916,625	4,478,117
Payments on margin loans	(13,590,396)	(9,811,389)
Payments on margin loans — related party	(3,857,793)	(13,450,784)
Purchase of treasury stock — related party	(1,153,480)	—

Net Cash Provided by Financing Activities	2,558,963	373,722

Net Change in Cash	(142,193)	95,959

Cash at beginning of year	231,030	135,071

Cash at End of Year	$88,837	$231,030

Supplemental Disclosures
Interest paid in cash	$859,200	$888,202
Income taxes paid in cash	13,536	31,200

Non-cash Transactions
Treasury stock acquired from related party with marketable securities — other	1,491,225	—
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
Notes and Interest Receivable — Retama Development Corporation: The Company has provided advances to the RDC primarily to meet RDC’s interest and sinking fund obligations on its Series A bonds. Such advances are entirely at the discretion of the Company and are documented by promissory notes secured by a second lien mortgage on the Retama Park racetrack real estate and facilities, which is subordinated to the RDC Series A bonds and Converted Series B bonds, if any. We estimate at the end of each reporting period the valuation and collectibility of the RDC note and any interest that has been recognized as income, and report the total amount as other asset in our consolidated balance sheet. Our policy in recognizing interest on the RDC note as income is discussed in greater detail in the following section, Interest Income Recognition — Retama Development

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES — continued
Corporation. If such estimate indicates that the collateral value is sufficient to assure repayment of such advances and interest that has been recognized as income in the current and previous accounting periods, the notes and interest continue to be carried at the full amount. If we estimate the security for the RDC note and interest that has been previously recognized as income is insufficient to assure full repayment we would provide an allowance to reduce the carrying value of the notes and interest accordingly. As of December 31, 2008 and 2007 the Company estimated that the value of the security was sufficient to assure repayment of the advances and the related accrued interest, thus no allowance for uncollectable amounts was provided. The Company will continue to evaluate the collateral value securing the notes and interest receivable from the RDC, and make any adjustments it deems necessary.
Interest Income Recognition — Retama Development Corporation: During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. As of December 31, 2008, the Company has determined that continuing to recognize the accrued interest on the RDC note as income is appropriate based on this criteria.
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
Interest and dividend income is recognized as earned on its investments, except for the RDC Series B bonds. The Company does not recognize interest income on the RDC Series B bonds (see Note 3), as the Company does not expect to realize such interest in the foreseeable future.
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
In June 2008, the FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES — continued
described in FASB Statement No. 128, “Earnings per Share.” Upon adoption, all previously reported earnings per share data should be adjusted retrospectively to conform to the requirements of EITF 03-6-1. The Company is required to adopt EITF 03-6-1 starting in 2009. The Company does not expect EITF 03-6-1 to have an effect on its consolidated financial statements.
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
Payment on the Series A bonds have remained current substantially as a result of loans made through the Funding Agreement. There have never been any payments made on the Series B bonds and it is not anticipated that any payment will be made unless additional forms of gaming (video lottery terminals, slot machines, table games) are legalized at Texas racetracks or the underlying collateral real estate is either sold or redeveloped. The Company has fully impaired the Series B bonds based on the limited available market, the uncertainty of principal or interest payments and the subordinate lien on the collateral.
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
The balance of these bonds and notes receivable, all considered long-term, are as follows at December 31, 2008 and 2007:

		Face Amount
	Total Face Amount	Owned By	Cost	Carrying
2008	Outstanding	Call Now	Basis	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,250,000	$145,000	$30,083	$145,000
RDC Series B bonds	86,925,000	43,962,500	1,077,463	—

Total bonds, long-term				$145,000

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$3,627,569	$3,627,569		$3,627,569
Accrued interest receivable	1,311,894	1,311,894		1,311,894

Total notes and interest receivable				$4,939,464

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 3 — RETAMA DEVELOPMENT — MARKETABLE SECURITIES AND NOTES RECEIVABLE — continued

		Face Amount
	Total Face Amount	Owned By	Cost	Carrying
2007	Outstanding	Call Now	Basis	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,345,000	$145,000	$30,083	$145,000
RDC Series B bonds	86,925,000	43,962,500	1,077,083	—

Total bonds, long-term				$145,000

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$3,088,419	$3,088,419		$3,088,419
Accrued interest receivable	983,516	983,516		983,516

Total notes and interest receivable				$4,071,935

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
December 31, 2008 and 2007
NOTE 8 — RELATED PARTY TRANSACTIONS — continued
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
Date: November 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS R. JOHNSON	President, Chief Executive Officer and Director	November 12, 2009
Thomas R. Johnson	(Principal Executive Officer and Principal
Accounting Officer)

/s/ CHRISTOPHER J. HALL	Chairman and Director	November 12, 2009
Christopher J. Hall

/s/ WILLIAM M. ALLEN	Director	November 12, 2009
William M. Allen

/s/ BRYAN P. BROWN	Director	November 12, 2009
Bryan P. Brown