Form 10-Q
period 2009-09-30
CALL NOW INC
filed 2009-11-16
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S.232.405 of this chapter) during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Registrant had 2,902,367 shares of common stock issued and outstanding as of November 16, 2009.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets:
Cash and equivalents	$40,128	$88,837
Accounts receivable	789,069	609,069
Marketable securities — related party	9,748,980	8,389,026
Marketable securities — other	155,635	1,264,954
Other current assets	72,906	119,660

Total current assets	10,806,718	10,471,546

Furniture, Equipment and Improvements (less accumulated depreciation of $3,334 and $1,372, respectively)	15,306	18,249

Long-Term Assets:
Marketable securities — related party	145,000	145,000
Investments	4,506,719	4,342,948
Notes and interest receivable — related party	5,222,893	4,939,464
Deferred tax asset	843,526	843,681

Total long-term assets	10,718,138	10,271,093

Total Assets	$21,540,162	$20,760,888

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$642,902	$524,275
Margin loan payable — related party	13,010,010	14,047,102
Deferred tax payable	1,699,833	1,088,571

Total current liabilities	15,352,745	15,659,948
Equity:
Call Now Stockholders’ Equity
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 2,902,367 outstanding	3,326	3,326
Additional paid-in-capital	7,091,121	7,091,121
Treasury stock, at cost, 424,708 shares	(3,094,455)	(3,094,455)
Accumulated other comprehensive income	3,299,676	2,113,109
Retained earnings (deficit)	(1,224,688)	(1,088,598)

Total Call Now stockholders’ equity	6,074,980	5,024,503
Noncontrolling interest	112,437	76,437

Total equity	6,187,417	5,100,940

Total Liabilities and Equity	$21,540,162	$20,760,888

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$1,239,804	$1,180,624	$3,584,050	$3,481,427
Management fees	60,000	60,000	180,000	180,000

Total revenues	1,299,804	1,240,624	3,764,050	3,661,427

Expenses
Payroll and payroll related expenses	1,239,804	1,180,624	3,584,050	3,481,427
Corporate general and administrative operations	185,339	218,829	553,450	517,304

Total expenses	1,425,143	1,399,453	4,137,500	3,998,731

Net Operating (Loss)	(125,339)	(158,829)	(373,450)	(337,304)

Other Income (Expenses)
Interest income — related party	97,139	83,034	283,429	576,775
Interest income — other	5,950	135,289	82,862	—
Gain on sale of marketable securities — related party	688,197	172,875	688,197	—
Gain on sale of marketable securities — other	—	—	41,570	—
Gain on sale of investment — related party	—	—	107,353	—
Gain on sale of investment — other	5,786	—	5,786	172,875
Interest expense — related party	(253,072)	(129,062)	(810,682)	(354,205)
Interest expense — other	—	(78,534)	—	(236,465)

Total other income, net	544,000	183,602	398,515	158,980

Income (loss) before income taxes	418,661	24,773	25,065	(178,324)

Income tax expense (benefit)	259,516	(22,635)	125,155	(127,906)

Net income (loss) including noncontrolling interest	159,145	47,408	(100,090)	(50,418)

Less: Net income attributable to noncontrolling interest	12,000	12,000	36,000	36,000

Net Income (Loss) Attributable to Call Now	$147,145	$35,408	$(136,090)	$(86,418)

Per Share Data

Basic and diluted income (loss) per share attributed to Call Now common shareholders	$0.05	$0.01	$(0.05)	$(0.03)

Weighted average common shares outstanding:
Basic	2,902,367	3,150,141	2,902,367	3,159,441
Dilutive	2,902,367	3,150,141	2,902,367	3,159,441
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Operating Activities
Net (loss) including noncontrolling interest	$(100,090)	$(50,418)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities	(729,767)	(172,875)
Net realized (gains) on sales of long-term investments	(113,139)	—
Deferred taxes	155	(127,906)
Depreciation	2,943	391
Changes in operating assets and liabilities:
Accounts receivable	(180,000)	(180,000)
Other current assets	46,754	(101,111)
Accounts payable and accrued expenses	118,627	(12,747)

Net Cash (Used) by Operating Activities	(954,517)	(644,666)

Investing Activities
Proceeds from sale of long-term investments to related party	400,000	—
Proceeds from sale of long-term investments	158,850	—
Proceeds from sales of available-for-sale marketable securities	1,106,364	—
Proceeds from sales of available-for-sale marketable securities — related party	1,170,597	548,097
Purchase of available-for-sale marketable securities	—	(1,180,056)
Advances (principal and interest) on notes and interest receivable — related party	(283,429)	(775,230)
Purchase of other investments	(609,482)	(688,599)
Purchase of furniture, equipment and improvements	—	(19,621)

Net Cash Provided (Used) by Investing Activities	1,942,900	(2,115,409)

Financing Activities
Proceeds from margin loans	—	4,062,960
Proceeds from margin loans — related party	1,260,787	8,708,671
Payments on margin loans	—	(6,600,125)
Payments on margin loans — related party	(2,297,879)	(2,324,827)
Purchase of treasury stock — related party	—	(1,153,481)

Net Cash Provided (Used) by Financing Activities	(1,037,092)	2,693,198

Net Change in Cash	(48,709)	(66,877)

Cash at beginning of period	88,837	231,030

Cash at End of Period	$40,128	$164,153

Supplemental Disclosures
Interest paid in cash	$810,682	$590,670
Income tax paid in cash	—	—
Treasury stock acquired from related party with marketable securities	—	1,491,224
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
The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2008. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
Noncontrolling Interests: Certain amounts presented for prior periods that were previously designated as minority interest have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which is now Accounting Standards Codification (“ASC”) topic 810. This standard established accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. This standard requires that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority Interest” balance previously reported as a separate line item on the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of operations, largely identifying net income including NCI and net income attributable to Call Now.
Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At September 30, 2009, all of the Company’s marketable securities were available-for-sale. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.

During the nine months ended September 30, 2009, the Company adopted Financial Accounting Standards Board Staff Position Statement No. 115-2 and Financial Standards Board Statement (“SFAS”) No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now ASC topic 320-10-65). Under this new standard, an other-than-temporary impairment must be recognized through earnings if the Company has the intent to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of our amortized cost basis. Even if the Company does not expect to sell a debt security, the Company must also evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized through earnings. The amount of loss relating to other factors is recorded in accumulated other comprehensive income. The adoption of this standard did not have a material effect on our financial statements.
Securities that do not trade in an active market are valued based on the best information available to Management. Impairments are reviewed at the end of each reporting period. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.
Certain prior period amounts have been reclassified for comparative purposes to conform to the current period’s presentation.
NOTE 2 — STOCK BASED COMPENSATION
The Company does not have a stock-based compensation plan; however, in past years, certain options have been granted (non-qualified stock options) to its Directors and Officers. The Company does not currently have any unexercised options outstanding.
NOTE 3 — MARGIN LOAN PAYABLE
Penson Financial Services, Inc. — Related Party
The Company has a margin loan payable to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”), which accrues interest at 7.45% as of September 30, 2009. The balance of the margin loan was $13,010,010 at September 30, 2009 and $14,047,102 at December 31, 2008. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan for the three months ended September 30, 2009 and 2008 of $253,072 and $129,062, respectively, and for the nine months ended September 30, 2009 and 2008 of $810,682 and $354,205, respectively.
In September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity in the Retama Development Corporation Series B bonds, it should require a 100% margin requirement, effectively making these bonds non-marginable. As a result, the Company received a margin call letter on September 28, 2009 from PFSI notifying the Company that it needed to deposit $5,300,000 in additional cash or margin collateral into its margin loan account by September 30, 2009. The Company did not make the requested deposit by September 30, 2009, nor has the Company made any additional deposits into the margin account through the date of this Form 10-Q. As of the date hereof, PFSI has elected not to pursue remedial actions such as account liquidation, but has continued to reserve all of their rights and remedies under the margin agreement. The Company is continuing to work with PFSI in an effort rectify this situation as soon as possible.
NOTE 4 — INCOME TAXES
The Company accrued unrecognized income tax benefits totaling $375,000 and $250,000 as a component of other liabilities as of September 30, 2009 and December 31, 2008. The unrecognized tax benefits of $375,000 at September 30, 2009, if recognized, would impact the Company’s effective tax rate. Included in this $375,000 accrual is accrued interest of $7,500 related to unrecognized tax benefits. No amounts are accrued for penalties. The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. The Company’s tax years ended December 31, 2000 through 2007 remain subject to examination by tax authorities. Income tax expense for the three and nine months ended September 30, 2009 is not proportionate to what would normally be expected to income before taxes because of this increase to the accrual in the third quarter.
NOTE 5 — EARNINGS PER SHARE ATTRIBUTABLE TO CALL NOW, INC.
Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months Ended September 30, 2009
Basic EPS:
Net income attributed to Call Now, Inc.	$147,145	2,902,367	$0.05
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$147,145	2,902,367	$0.05

Three Months Ended September 30, 2008
Basic EPS:
Net income attributed to Call Now, Inc.	$35,408	3,150,141	$0.01
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$35,408	3,150,141	$0.01

Nine Months Ended September 30, 2009
Basic EPS:
Net (loss) attributed to Call Now, Inc.	$(136,090)	2,902,367	$(0.05)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$(136,090)	2,902,367	$(0.05)

Nine Months Ended September 30, 2008
Basic EPS:
Net (loss) attributed to Call Now, Inc.	$(86,418)	3,159,441	$(0.03)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$(86,418)	3,159,441	$(0.03)

NOTE 6 — MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values are as follows at September 30, 2009 and December 31, 2008:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
September 30, 2009	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities, PWI common stock, see note 7	$4,828,448	$4,920,532	$—	$9,748,980
Municipal bonds	191,574	—	(35,939)	155,635

	$5,020,022	$4,920,532	$(35,939)	$9,904,615

Non-current Assets, available-for-sale:
RDC Series A bonds	30,083	114,917	—	145,000

Total available-for-sale securities	$5,050,105	$5,035,449	$(35,939)	$10,049,615

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
December 31, 2008	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities, PWI common stock, see Note 7	$5,310,849	$3,078,177	$—	$8,389,026
Municipal bonds	1,256,368	24,967	(16,381)	1,264,954

	$6,567,217	$3,103,144	$(16,381)	$9,653,980

Non-current Assets, available-for-sale:
RDC Series A bonds	30,083	114,917	—	145,000

Total available-for-sale securities	$6,597,300	$3,218,061	$(16,381)	$9,798,980

Unrealized gains on marketable securities available-for-sale at September 30, 2009 and December 31, 2008 are shown net of income taxes as a component of stockholders’ equity.
The Company has four debt securities in an unrealized loss position at September 30, 2009. The unrealized loss on those securities at September 30, 2009 is $35,939 and the market value is $155,636. The Company does not consider these investments to be other-than-temporarily impaired.
NOTE 7 — MARKETABLE SECURITIES — RELATED PARTY
In August 2009, the Company sold 100,000 shares of Penson Worldwide, Inc. (“PWI”) (Nasdaq: PNSN) common stock for total net proceeds of $1,170,597, or an average price of $11.71 per share, leaving a balance of 1,000,922 shares of PWI common stock owned by the Company with a market value of $9,748,980 at September 30, 2009, based on a closing stock price of $9.74 per share. At December 31, 2008 the Company held 1,100,922 shares of PWI common stock with a market value of $8,389,026 based on a year-end closing stock price of $7.62 per share. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $13,010,010 at September 30, 2009 and $14,027,102 at December 31, 2008. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
The Company owns $145,000 face amount of the Retama Development Corporation Special Facilities Revenue bonds, Series A (“Series A Bonds”) at September 30, 2009 and December 31, 2008, which are classified as long-term. The Series A Bonds are secured by a senior lien on the Retama Park racetrack facility. The face amount of the Series A Bonds outstanding is $6,250,000 at September 30, 2009 and December 31, 2008.
The Company owns $43,962,500 face amount of the Retama Development Corporation Special Facilities Revenue Series B (“Series B Bonds”) at September 30, 2009 and December 31, 2008. The Series B Bonds are secured by a lien on the Retama Park racetrack facility that is subordinate to the Series A Bonds and the Funding Agreement (discussed in Note 9). The face amount of the Series B Bonds outstanding is $86,925,000 at September 30, 2009 and December 31, 2008. The Company’s carrying value (investment) in the Series B bonds was written down to $0 in 2006.
NOTE 8 — INVESTMENTS
The Company’s other investments have not incurred any significant changes since December 31, 2008. For more information, see the discussion in the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 2008 and under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
NOTE 9 — NOTES AND INTEREST RECEIVABLE — RETAMA DEVELOPMENT CORPORATION
As part of the RDC’s bankruptcy and debt refinancing in 1996 and 1997, the Company entered into an agreement with the RDC that required the Company to fund any operating losses of the RDC for a period of up to 2 years (the “Funding Agreement”). Although the Company is no longer obligated to provide financing under the Funding Agreement, at our discretion the Company has periodically funded various debt service and capital needs of the RDC. At September 30, 2009, the total amount funded by the Company to the RDC was $3,627,569 in principal plus $1,595,324 in accrued interest. At December 31, 2008, the amount funded was $3,627,569 in principal plus $1,311,894 in accrued interest. These advances are documented by promissory notes secured by a second lien mortgage on the Retama Park racetrack real estate and facilities, which is subordinated to the RDC Series A Bonds and Converted Series B Bonds, if any. We estimate at the end of each reporting period the valuation and collectibility of the RDC note and any interest that has been recognized as income, and report the total amount as other assets in our consolidated balance sheet. Out policy in recognizing interest on the RDC note as income is discussed in greater detail in Note 10 — Interest Income Recognition — Retama Development Corporation. If such estimate indicates that the collateral value is sufficient to assure repayment of such advances and interest that has been recognized as income in the current and previous accounting periods, the notes continue to be carried at the full amount. If we estimate the security for the RDC note and interest income that has been previously recognized as income is insufficient to assure full repayment, we would provide an allowance to reduce the carrying value of the notes and interest accordingly. As of September 2009, the Company estimated that the value of the security was sufficient to assure repayment of the advances and the related accrued interest, thus no allowance for uncollectable amounts was provided. The Company will continue to evaluate the collateral value securing the notes and interest receivable from the RDC, and make any adjustments it deems necessary.
NOTE 10 — INTERST INCOME RECOGNITION — RETAMA DEVELOPMENT CORPORATION
During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. For the three months ended September 30, 2009, the Company has recognized the accrued interest on the RDC note as income; however, as of October 1, 2009, the Company has elected to suspend further recognition of interest income until events and circumstances dictate otherwise. Due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment, the Company has deemed it appropriate to suspend the income recognition of the interest on the RDC note at this time. The Company will continue to evaluate its assessment, and make any adjustments it deems necessary.
NOTE 11 — CONTINGENCY
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
NOTE 12 — COMPREHENSIVE INCOME ATTRIBUTED TO CALL NOW, INC.
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss) attributed to Call Now as reported	$147,145	$35,408	$(136,090)	$(86,418)

Other comprehensive income:
Change in fair market value of available-for-sale securities	382,949	2,174,781	1,797,829	(793,102)
Income tax effect	(130,203)	(739,425)	(611,261)	269,655

Total comprehensive income (loss) attributed to Call Now	$399,891	$1,470,764	$1,050,478	$(609,865)

NOTE 13 — FAIR VALUE MEASUREMENTS
SFAS 157 (now ASC topic 820) established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).
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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$9,748,980	$—	$—	$9,748,980
Marketable securities — other	155,635	—	—	155,635

Liabilities:
None	$—	$—	$—	$—
The Company’s financial instruments relate to its available-for-sale marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in other comprehensive income until the investment is sold.
NOTE 14 — RELATED PARTY TRANSACTIONS
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
Refer also to Note 3 — Margin Loan Payable, Note 7 — Marketable Securities — Related Party and Note 9 — Notes and Interest Receivable — Related Party above for additional details pertaining to additional related party relationships.
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward Looking Statements
The following discussion and analysis of financial condition and results of operations may contain forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-K/A-2 for the year ended December 31, 2008. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
The facility and real estate are owned by the Retama Development Corporation (the “RDC”), a municipal subdivision of the city of Selma, TX, and it is encumbered by $6,250,000 Senior Series A Bonds and $86,925,000 Subordinate Series B Bonds. In addition to the management relationship, the Company also maintains a substantial investment in the facility through holdings of a portion of the Retama Development Corporation Special Facilities Revenue Refunding Bonds and additional loans through the Funding Agreement. (See Notes to Consolidated Financial Statements, Note 7 — Marketable Securities — Related Party and Note 9 — Notes and Interest Receivable for additional details.)
In the event of a default on the Series A Bonds, the holders of the bonds could seek to foreclose on the Retama Park racetrack facilities and real estate. We have provided loans to the RDC to support the operations of the racetrack and to meet its interest and sinking fund obligations on its Series A Bonds. We believe it has been in our best interest to help the RDC avoid default of the Series A Bonds as the best strategy to achieve returns on the Series B Bonds in the event of additional forms of gaming are approved for Texas racetracks, of which there can be no assurance. Such financial support is entirely at the discretion of the Company and is documented by promissory notes secured by a mortgage on the Retama Park racetrack real estate and facilities which is subordinated only to the RDC Series A Bonds and converted Series B Bonds, if any. Payment of the interest and sinking fund redemption due on September 1, 2009 on the Series A Bonds has been delayed and it is believed that it will be paid by March 1, 2010 with the proceeds of a loan secured by the RDC from a third-party lender. A forbearance agreement is currently being negotiated with the Series A bondholders to allow for the deferred payment without the pursuit of various remedies available to them.

Our strategy is to operate the Retama Park racetrack in order to maintain its status as a Class I racetrack, attract horsemen to its racing meets, provide a satisfactory gaming and entertainment experience for its customers and provide a safe and attractive facility. We are also seeking the legalization of additional forms of gaming at Texas racetracks. We believe that the offering of additional forms of gaming will be required to enable us to achieve a satisfactory return on our holdings of RDC Series B Bonds.
The status of the racing industry in Texas is similar to many other states around the country as Texas racing facilities continue to experience greater competition from those facilities that have been granted the right to conduct additional forms of gaming such as video lottery terminals, slot machines and poker. All states that share a border with Texas — Louisiana, Arkansas, Oklahoma and New Mexico — currently allow additional forms of gaming at their racetracks. The benefits of additional gaming for racing facilities located in these states are two-fold. First, the operation of this additional gaming has provided these facilities with a new, and typically highly profitable, business line. Second, additional gaming has also provided supplemental funds for the horse purses (the prize money paid) within the state. These higher purses have attracted higher quality horses, which tend to be more attractive to the betting public.
We have been actively pursuing the legalization of additional gaming at Texas racetracks through direct lobbying of Texas legislators and through a coalition of Texas racetracks that includes the other two Class I tracks, Lone Star Park and Sam Houston Race Park. If the legalization of additional forms of gaming is approved at Texas racetracks, it is anticipated that the profit from this operation would provide sufficient cash flow to enable both the Series A and Series B bonds to be repaid. However, there can be no assurance that the Texas legislature and governor will approve such additional gaming and, if approved, whether the structure and taxation on such additional gaming would benefit the Company. There is substantial opposition to expanding gaming operations in Texas and no such expansion was approved during the 2009 Texas legislative session. Retama Park is experiencing strong competition from other gaming alternatives from the on-line gaming and surrounding states with other forms gaming, as well as from other entertainment venues in its market area. We expect these factors to continue to adversely affect the liquidity of REG in the absence of legislation allowing additional gaming.
The legalization of gaming in Texas remains uncertain in both the likelihood and timeframe. The alternative available to the Company as a majority Series B bondholder would be to develop a plan with the Series A bondholders and the RDC that would maximize the value of the underlying collateral real estate through a liquidation or a joint venture redevelopment with a third party.
In accordance with FAS 115 (now ASC topic 320), the Company fully impaired the Series B Bonds in 2006 based on the limited available market, the uncertainty of principal or interest payments to be made in the foreseeable future and the subordinated lien on the collateral.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a pre-tax gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. In August 2008, the Company sold 30,000 shares of PWI common stock, leaving a balance of 1,100,922. In August 2009, the Company sold 100,000 shares of PWI common stock, leaving a balance of 1,000,922, which represents an approximate 3.88% ownership interest as of September 30, 2009. As of September 30, 2009 the recognized other comprehensive income from the increase in value of the PWI common stock was approximately $4,921,000.

The Company has a margin loan payable to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”). In September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity in the Retama Development Corporation Series B bonds should require a 100% margin requirement, effectively making these bonds non-marginable. As a result, the Company received a margin call letter on September 28, 2009 from PFSI notifying the Company that it needed to deposit $5,300,000 in additional cash or margin collateral into its margin loan account by September 30, 2009. The Company did not make the requested deposit by September 30, 2009, nor has the Company made any additional deposits into the margin account through the date of this Form 10-Q. As of the date hereof, PFSI has elected not to pursue remedial actions such as account liquidation, but has continued to reserve all of their rights and remedies under the margin agreement. The Company is continuing to work with PFSI in an effort rectify this situation as soon as possible.
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
As a Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At September 30, 2009 and December 31, 2008, the Company’s investment totaled approximately $3.20 million and $2.60 million, respectively. Construction of project was completed in 2008 and the occupancy as of September 30, 2009 was approximately 90%.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide ninety-five percent (95%) of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serve as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid fifty percent (50%) to the general partner and fifty percent (50%) to the limited partner. At September 30, 2009 and December 31, 2008, the Company’s investment totaled approximately $.97 million and $1.36 million, respectively.
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
Valuation of Penson Worldwide, Inc. Common Stock
The Penson Worldwide, Inc. (“PWI”) (Nasdaq: PNSN) common stock is valued at the market value of the shares held by the Company at the close of business on September 30, 2009, the last trading day of the fiscal quarter. Based on a closing price of $9.74 per share and a position of 1,000,922 shares, the Company’s holdings of PWI common stock is valued at $9,748,980 as of September 30, 2009. The Company held 1,100,922 shares of PWI common stock as of December 31, 2008 and the holdings were valued at $8,389,026 at that time.
Notes and Interest Receivable — Retama Development Corporation
The Company has provided advances to the RDC primarily to meet the RDC’s interest and sinking fund obligations on its Series A Bonds. Such advances are entirely at the discretion of the Company and are documented by promissory notes secured by a second lien mortgage on the Retama Park racetrack real estate and facilities, which is subordinated to the RDC Series A Bonds and Converted Series B Bonds, if any. We estimate at the end of each reporting period the valuation and collectibility of the RDC note and any interest that has been recognized as income, and report the total amount as other assets in our consolidated balance sheet. Our policy in recognizing interest on the RDC note as income is discussed in greater detail in the following section, Interest Income Recognition — Retama Development Corporation. If such estimate indicates that the collateral value is sufficient to assure repayment of such advances and interest that has been recognized as income in the current and previous accounting periods, the notes and interest continue to be carried at the full amount. If we estimate the security for the RDC note and interest that has been previously recognized as income is insufficient to assure full repayment we would provide an allowance to reduce the carrying value of the notes and interest accordingly. As of September 30, 2009 and December 31, 2008 the Company estimated that the value of the security was sufficient to assure repayment of the advances and the related accrued interest, thus no allowance for uncollectable amounts was provided. The Company will continue to evaluate the collateral value securing the notes and interest receivable from the RDC, and make any adjustments it deems necessary.

Interest Income Recognition — Retama Development Corporation
During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. For the three months ended September 30, 2009, the Company has recognized the accrued interest on the RDC note; however, as of October 1, 2009, the Company has elected to suspend further recognition of interest income until events and circumstances dictate otherwise. Due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment, the Company has deemed it appropriate to suspend the income recognition at this time. The Company will continue to evaluate its assessment, and make any adjustments it deems necessary.
Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company follows FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which supplements FAS 109, “Accounting for Income Taxes” (now ASC topic 740), by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return.
Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A in our Annual Report on Form 10-K/A-2 for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A-2 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008
RESULTS OF OPERATIONS
     a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months and nine months ended September 30, 2009 was $1,299,804 and $3,764,050 respectively, compared to $1,240,624 and $3,661,427, respectively, for the three months and nine months ended September 30, 2008. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, revenue for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 is due to similar racing meets during these time periods and, therefore, similar staffing requirements for REG.

     Interest Income
Interest income for the three months and nine months ended September 30, 2009 was $103,089 and $366,291, respectively, compared to $218,323 and $576,775, respectively, for the three months and nine months ended September 30, 2008. The decrease in interest income is attributable to a reduction in the equity distributions received by the Company on the Auburn investment due to the sale of a portion of the Company’s equity interest in January 2009 thereby reducing the payment of the preferred return. The Auburn investment received no preferred return payments during the third quarter of 2009 and a reduction in holdings of interest bearing municipal bonds also contributed to the decline.
     b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months and nine months ended September 30, 2009 was $1,425,143 and $4,137,500 compared to $1,399,453 and $3,998,731, respectively, for the three months and nine months ended September 30, 2008. The similarity in expenses for the three months and nine months ended September 30, 2009 as compared to the year ago periods, is directly related to the similarity in the racing schedule and payroll at Retama Park as further detailed in the Revenue section above.
     Income Tax
The Company recognized a federal income tax expense for the three and nine months ended September 30, 2009 of $259,516 and $125,155, respectively, compared to a benefit of $22,635 and $127,906 for the same periods ended September 30, 2008. The Company’s total federal income tax does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income. The Company also incurred a $120,000 and $125,000 charge for the three months and nine months ended September 30, 2009, respectively, for an unrecognized tax benefit, compared to $0 for the three and nine months ended September 30, 2008.
LIQUIDITY AND CAPITAL RESOURCES
During the nine month ended September 30, 2009, the Company’s operating activities used cash of $954,517 compared to $644,666 cash used for the nine months ended September 30, 2008. The increase in cash used is largely attributed to greater capital gains realized on the sale of marketable securities for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008,
The Company maintains an investment account that utilizes a margin loan collateralized by the Company’s marketable securities. Typically, the Company had the ability to borrow up to 75% of the value of the securities held as collateral in the margin account and has utilized this borrowing availability to provide operating liquidity. However, in September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity, the Retama Development Corporation Series B Bonds should require a 100% margin requirement, effectively making these bonds non-marginable. As a result, the Company received a margin call letter on September 28, 2009 from PFSI notifying the Company that it needed to deposit $5,300,000 in additional cash or margin collateral into its margin loan account by September 30, 2009. The Company did not make the requested deposit by September 30, 2009, nor has the Company made any additional deposits into the margin account through the date of this Form 10-Q. See below for a comparison of the margin loan availability as of December 31, 2008 as compared to September 30, 2009.

	As of December 31, 2008	As of September 30, 2009
Margin value of Retama Series B Bonds	$11,714,687	$—
Margin value of all other marketable securities	$9,700,453	$9,949,717
Total margin value of marketable securities	$21,415,140	$9,949,717

Maximum loan based on 75% loan-to-value	$16,061,355	$7,462,288
Margin loan outstanding	$14,047,102	$13,010,010
Margin loan availability (call)	$2,014,253	$(5,547,722)
As of the date hereof, PFSI has elected not to pursue remedial actions such as account liquidation, but has continued to reserve all of their rights and remedies under the margin agreement. The Company is continuing to work with PFSI in an effort rectify this situation as soon as possible.
In response to the Company’s continued operating losses and current loss of borrowing availability under its margin account, the Company is currently pursuing alternative borrowing options for the RDC Series B Bonds as well as assessing the sale of certain assets and marketable securities in order to provide additional liquidity.
Additionally, REG’s management agreement with the RDC is set to expire in November 2010. While there can be assurances, management believes that this agreement will be extended at that time. However, if the management agreement is not extended beyond November 2010, the Company would no longer receive the $20,000 per month management fee.
In the past the Company has provided loans to the RDC but has had no obligation to do so since 1999. These loans were provided to support the continued operation of Retama Park as a Class I racetrack while pursuing the approval of additional forms of gaming at Texas racetracks. We anticipate that the profits from additional gaming operations at Retama Park, if approved, would provide sufficient cash flow to the RDC to enable the Series B Bonds to be repaid in full. We believe our loans to the RDC, which amount to $5,222,893 including accrued interest as of September 30, 2009, and our holdings of RDC Series A Bonds in the amount of $145,000 are fully secured by the collateral security in the Retama Park facilities and real estate and would be repaid even if the operations of Retama Park racetrack were terminated. It should also be noted that the loans provided to the RDC have historically been funded from draws against our margin accounts. Given the current status of our margin account as detailed above and our inability to derive liquidity, it seems unlikely that the Company will be able to provide additional funding in the foreseeable future unless we are successful in restructuring our margin account or able to liquidate other assets of the Company.
OFF-BALANCE SHEET ARRANGEMENTS
We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (now ASC topic 810), which established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. This Statement was adopted as of January 1, 2009.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (now ASC topic 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

This statement also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the quarter ended June 30, 2009, the Company adopted this statement. The Company evaluated subsequent events through the date and time the financial statements were issued. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). This statement is now ASC topic 852-10. SFAS No. 168 confirmed that the Codification will become the single official source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”), (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Because we are a smaller reporting company, this Item is not applicable to us.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
November 16, 2009