Form 10-K
period 2009-12-31
CALL NOW INC
filed 2010-03-31
CIK 869484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2009
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
Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☑
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009 (the last business day of the registrants’ most recently completed second fiscal quarter) was $447,448.
The number of shares outstanding of the issuer’s common equity is: 2,004,367 shares of common stock, as of March 29, 2010.
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
The primary operation of the Company is the management of Retama Park racetrack (“Retama Park”) in Selma, Texas, through an 80% owned subsidiary, Retama Entertainment Group, Inc. (“REG”). In late 1997 the Company, in conjunction with Retama Partners, the holder of the racing license for Retama Park Racetrack, formed REG, a management company created to assume management responsibilities at Retama Park. Retama Park is owned by the Retama Development Corporation (the “RDC”), a local government corporation organized by and acting on behalf of the City of Selma, Texas. The RDC has an agreement with REG to operate and manage Retama Park that extends through November 1, 2020. The RDC, as owner of the facility, reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee.
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
We have provided loans to the RDC to support the operations of the racetrack and to meet its interest and sinking fund obligations on its Series A bonds, which are further described in the Bonds section of Item 7 of this Annual Report on Form 10-K. Such financial support is entirely at the discretion of the Company and is documented by promissory notes secured by a mortgage on the Retama Park racetrack real estate and facilities which is subordinated to the RDC Series A bonds and converted Series B bonds, if any. As of December 31, 2009, we were owed $3,627,569 in principal by the RDC for such loans, plus $1,694,164 of interest; however, as of October 1, 2009, the Company elected to suspend further recognition of interest until events and circumstances dictate otherwise. Therefore, our financial statements reflect accrued interest of $1,595,324. We believe that the value of the security for such notes is sufficient to assure repayment of the principal of $3,627,569 and accrued interest of $1,595,324, even if additional forms of gaming are not extended to Retama Park.
The status of racing industry in Texas is similar to many other states around the country as the Texas racing facilities continue to experience greater competition from those facilities that have been granted the right to conduct additional forms of gaming such as video lottery terminals, slot machines and card games. All states that share a border with Texas — Louisiana, Arkansas, Oklahoma and New Mexico — currently allow additional forms of gaming at their racetracks. The benefits of additional gaming for racing facilities located in these states are two-fold. First, the operation of this additional gaming has provided these facilities with a new, and typically highly profitable, business line. Second, additional gaming has also provided supplemental funds for the horse purses (the prize money paid) within the state. These higher purses have attracted higher quality horses that tend to be more attractive to the betting public.
We have been actively pursuing the legalization of additional gaming at Texas racetracks through a coalition of Texas racetracks that includes the other two Class I tracks, Lone Star Park and Sam Houston Race Park. If the legalization of additional forms of gaming is approved at Texas racetracks, it is anticipated that the profit from this operation would provide sufficient cash flow to enable both the Series A and Series B bonds to be repaid. However, there can be no assurance that the Texas legislature and governor will approve such additional gaming and, if approved, whether the structure and taxation on such additional gaming would benefit the Company. There is substantial opposition to expanding gaming operations in Texas and no such expansion was approved during the 2009 Texas legislative session. Retama Park experiences strong competition from other gaming alternatives from the on-line gaming and surrounding states with other forms gaming, as well as from other entertainment venues in its market area. We expect these factors to continue to adversely affect the liquidity of RDC in the absence of legislation allowing additional gaming.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO, resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position was as follows: 79,900 shares of SAMCO and 1,130,922 shares of the publicly traded PWI common stock. During the fourth fiscal quarter of 2009, the Company sold 64,000 shares of SAMCO at an average price of $5.49 per share, resulting in a remaining position of 15,900 shares, or approximately 1.66% of the outstanding stock as December 31, 2009. In August 2008, the Company sold 30,000 shares of PWI common stock at an average price of $18.30 per share. In August 2009, the Company sold 100,000 shares of PWI common stock at an average price of $11.71 per share, leaving a balance of 1,000,922 shares of PWI common stock, or approximately 3.91% of the outstanding stock as of December 31, 2009.
The Company has maintained an investment account with Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of PWI, since 1999. At December 31, 2009, the Company had a margin loan in this account in the amount of $13,259,281, which is collateralized by a majority of its marketable securities. In September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity in the Retama Development Corporation Series B bonds, it should require a 100% margin requirement, effectively making these bonds non-marginable. As a result, the Company received a margin call letter on September 28, 2009 from PFSI notifying the Company that it needed to deposit $5,300,000 in additional cash or margin collateral into its margin loan account by September 30, 2009. The Company did not make the requested deposit by September 30, 2009. PFSI elected not to pursue remedial actions at the time, such as account liquidation, but continued to reserve all of their rights and remedies under the margin agreement while working with the Company to restructure the margin loan. As part of the margin loan restructuring, on February 25, 2010, the Company entered into a Promissory Note in favor of PWI, in the principal amount of $13,922,000, accumulating interest at a rate of 10% per year with a maturity of February 25, 2012. In addition, the Company has granted PWI a carried interest equal to 8% of the proceeds from its holdings of Retama Development Corp. B Bonds. If the Company repays the Promissory Note prior to the first anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to zero. If the Company repays the Promissory Note prior to the second anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to 4%. The carried interest entitles the lender to a percentage of all income, principal and other proceeds (in whatever form) from or in respect of the Retama Development Corp. B Bonds of any kind whether on account of interest, redemption of principal, proceeds of sale, pledge or other transfer or disposition of the Bonds, insurance proceeds, tax refunds, or otherwise made or payable in respect of any of the Bonds. The carried interest survives the repayment of the Promissory Note. The Promissory Note is secured by a lien on substantially all of the Company’s assets.
Simultaneous with the execution of the Promissory Note with PWI, the Company entered into a Purchase and Sale Agreement with Christopher Hall, the Company’s majority stockholder, Chairman and a director. Under such agreement, which was approved by the Board of Directors in accordance with the Company’s By-laws, the Company purchased from Mr. Hall the following:
898,000 shares of Call Now, Inc. common stock for $11,404,600;
$3,200,000 principal amount of Leon County FL Educational Facilities Authority (Southgate) Series B Bond, 7.625% due 9/1/28 for $2,080,000; and
$2,200,000 principal amount of Cambridge Student Housing Financing Revenue Series C Bond, 9.70% due 11/1/39 for $1,870,000.

In consideration of the foregoing the Company transferred and paid to Mr. Hall the following:
The Retama Development Corporation Funding Agreement with a principal and interest balance totaling $5,355,428 ($3,627,569 principal plus $1,727,859 interest as of February 1, 2010);
500,000 shares of Penson Worldwide, Inc. common stock valued at $4,480,000;
and $5,511,800 in cash.
As a result the Company’s outstanding common stock was reduced to 2,004,367 shares.
On March 31, 2005, the Company entered into a partnership agreement to provide approximately 46% of the equity for the development of a 270-unit luxury apartment complex known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) closed on the purchase of the 19.739-acre development site on May 2, 2005. The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”) that also serves as the management company of the property. The limited partner of ECR Ltd. is Stone Oak Prime, L.P. (“Limited Partner”). The Company owns the largest interest in the Limited Partner at 48%. Other partners of the Limited Partner include Thomas R. Johnson, President, CEO and Director of the Company, Christopher J. Hall, the majority shareholder and Director of the Company, and Bryan P. Brown, President of REG and Director of the Company. The General Partner is required to fund 5% of the equity and the Limited Partner is required to fund 95%. As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General Partner and 50% to the Limited Partner. As of December 31, 2008 and 2009, the Company’s investment totaled approximately $2.60 million and $3.21 million, respectively. As of the date of this report, the project is approximately 93% occupied and servicing all operating expenses and debt obligations from cash flows however; no preferred returns or return of equity has been paid to any partner.
On December 11, 2006 the Company entered into a partnership agreement to provide 95% of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full-service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn and the partnership is known as Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer who also serves as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid 50% to the general partner and 50% to the limited partner. In January 2009, the Company sold approximately 23.24% of the 95% limited partnership interest to Thomas R. Johnson, the President and Chief Executive Officer of the Company, for $400,000. As of December 31, 2008 and 2009, the Company’s investment totaled approximately $1.36 million and $1.08 million, respectively. As of the date of this report, the project is approximately 26% occupied, due to the construction of new dormitories on the campus of Auburn University, and the high number of freshman that the University required to live on campus for the current 2009-2010 school year. As a result, the Company, as a limited partner, contributed an additional $114,000 during the fourth quarter of 2009 and $155,000 in 2010 as of March 29, 2010, to cover operating losses. The management company for the facility has been in regular contact with the University’s student housing office throughout the year and at this time, has received indications that their will be a greater number of freshman needing off-campus housing, a population that Cambridge typically services. It is the Company’s belief that with a stable on-campus housing picture for the 2010-2011 school year, a more aggressive marketing campaign and competitive pricing structure, the facility will achieve sufficient occupancy to operate at least at a breakeven level.
During 2007, the Company provided financing to TNO Holdings, LLC (“TNOH”), a Florida limited liability company, totaling approximately $811,000. TNOH owned three municipal bond issues secured by a first mortgage lien on five long-term care facilities located in Oklahoma and Texas. The purpose of the loan from the Company was to provide working capital for the facilities and fund various capital improvements. The loan accrued interest at a rate of 9.50% and compounded monthly. Following discussions with the managing member of TNOH, the Company agreed to convert the loan to an approximately 42% equity interest in TNOH. During the fourth quarter of 2007, the two nursing homes located in Texas were sold to a third party and the net sales proceeds were used to redeem a portion of the municipal bond issue secured by the facilities and owned by TNO Holdings. The subsequent distribution to the members of TNOH resulted in the repayment of substantially all of the funds originally loaned to TNOH by the Company plus an additional return. The Company continues to maintain an equity interest in TNOH. TNOH continues to own the Texas municipal bond issue pending collection of the remaining accounts receivable and two Oklahoma municipal bond issues secured by three nursing home facilities.

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
Concentration of Assets
As of December 31, 2009 the Company’s investment in Penson Worldwide, Inc. (“PWI”) common stock represented approximately 44% of the total assets of the Company. Any significant decline in the fair market value of this asset may negatively impact the financial position and operations of the Company.
Limited Liquidity Available in the Secondary Market
As detailed in Item 12 of this report, Christopher J. Hall, the Chairman of the Company holds approximately 84% of the outstanding common stock of the Company as of March 29, 2010. Given the majority position held by a single shareholder and the shareholder’s position as a director of the Company, there remains a relatively small amount of shares available in the public float. A limited float may have the effect of reducing the number of buyers and sellers of the Company’s stock, and as a result, negatively impact the liquidity of the Company’s common stock.
Internal Revenue Service Examination
As more fully detailed in Note 7 to our audited financial statements, in 2004 the Internal Revenue Service (“IRS”) conducted an examination of the tax-exempt status of the municipal bonds issued by the RDC in connection with that company’s reorganization in 1997. In February 2005, the IRS issued a proposed adverse determination with respect to the RDC’s 1997 Series A and Series B bonds. In August 2005, the IRS completed an examination of the Company’s tax returns for the years 2000 through 2003. As a result of the examination, the IRS submitted a request for change to include in taxable income the interest received by the Company on the RDC Series A bonds.
During the fourth fiscal quarter of 2009, the Company and the law firm that served as legal counsel for the original issuance of the 1997 RDC bonds entered into a Closing Agreement on Final Determination in settlement of issues raised by the IRS in the examination of the 1997 RDC bonds. The terms of the settlement consist of two components: 1.) there shall be a payment made to the IRS in the amount of $773,750. $375,000 of this amount will be paid by the law firm that provided the legal opinion for the 1997 RDC bond issue and will be funded at the time of final execution of the documents by the IRS. The Company will pay the remaining $398,750 over the next three years with $133,750 due on or before July 1, 2010, $135,000 due on or before July 1, 2011 and $130,000 due on or before July 1, 2012; and 2.) 35% of the Series B bonds, or $30,425,000 face amount of the $86,925,000 outstanding, shall be converted to taxable bonds. In favor of the cash contribution to be made by the Company, the majority of the other holders of the Series B bonds agreed to a higher percentage of their bonds to be converted to taxable bonds, resulting in the Company agreeing to convert only $4,897,500, or 11.14%, of the $43,962,500 Series B bonds held by the Company to taxable bonds. As of the date of this 10-K, final execution of closing agreement by the IRS has been received by the Company. The Company has accrued the entire $398,750 as a liability as of December 31, 2009.
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
Risks Related to Our Common Stock
Stock Price Volatility
The market for our common stock is highly volatile. In 2009, our closing stock price fluctuated between $1.10 and $11.75 per share. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results and the small trading float of our stock given the ownership of our majority owner of approximately 84% of our outstanding shares as of December 31, 2009.
Control by a Single Shareholder
Christopher J. Hall, the Chairman and a director of the Company, owns approximately 84% of issued and outstanding common stock as of December 31, 2009. As a result of such ownership, Mr. Hall has the power to effectively control the Company, including elections of directors, the determination of matters requiring shareholders approval and other matters pertaining to corporate governance.
Our Liquidity and Capital Resources may be Adversely Affected by our Margin Loan
We depend upon a margin loan secured by our marketable securities to provide us with working capital. The amount available for borrowing is related to the market price of the collateral securities. In the event the market prices of such securities decline we may have to deposit cash or additional securities or the lender may sell the collateral securities. We have no arrangements for alternative sources of capital and may be unable to obtain financing or sell assets on satisfactory terms, or at all. This would impair our ability to obtain funding for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes. As of December 31, 2009, the Company had no borrowing availability under this margin account. For additional information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

ITEM 2.	PROPERTIES.
The Company has offices of approximately 512 square feet at Retama Park in space leased from the Retama Development Corporation on a month-to-month basis.
The Company has an equity interest in a partnership, which developed a 270-unit apartment complex, which is further described above in Item 1.
The Company has an equity interest in a partnership that owns a 156-unit dormitory, which is further described above in Item 1.

ITEM 3.	LEGAL PROCEEDINGS.
None.

ITEM 4.	RESERVED.
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock trades on the over-the-counter market under the symbol “CLNW”. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

FISCAL YEAR 2008	HIGH BID	LOW BID
1st Quarter	$17.00	$7.10
2nd Quarter	15.00	.10
3rd Quarter	7.50	.10
4th Quarter	7.00	.50

FISCAL YEAR 2009	HIGH BID	LOW BID
1st Quarter	$2.77	$2.75
2nd Quarter	2.00	.60
3rd Quarter	3.00	.60
4th Quarter	3.00	1.50
The Company has never declared or paid cash or stock dividends and has no present plans to pay any such dividends in the foreseeable future. There are no restrictions that limit the Company’s ability to pay dividends. As of March 29, 2010 there were approximately 298 registered holders of record of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA.
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Retama Park Racetrack
Management
The Company is primarily engaged in the operation and management of Retama Park, a horse racetrack located in Selma, TX just outside of San Antonio, through our 80% owned subsidiary, Retama Entertainment Group, Inc. (“REG”). REG is responsible for all of the day-to-day operational activities at Retama Park including: the presentation of live horse racing meets; daily simulcasting of other racetracks from around the country; the operation of all food and beverage outlets that include a Turf and Field Club, fine dining, a sports bar and concession stands; all regulatory responsibilities with the Texas Racing Commission; and the pursuit of additional legislation from the Texas Legislature that would be favorable to Retama Park, such as other forms of gaming.
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

The Company owns both Senior Series A Bonds and Subordinate Series B Bonds as detailed in the chart below.

	Senior	Subordinate
Retama Development Corporation	Series A Bonds	Series B Bonds
Special Facilities Revenue Bonds, Dated 1997	7.00%, due 9/1/33	8.00%, due 9/1/33
Total Face Amount of Bonds Outstanding at December 31, 2009	$6,250,000	$86,925,000
Face Amount of Bonds owned by Call Now, Inc. at December 31, 2009	$145,000	$43,962,500
Cost Basis of Bonds owned by Call Now, Inc. at December 31, 2009	$30,083	$1,077,083
Carrying Value of Call Now, Inc. position at December 31, 2009 as reported on the balance sheet	$145,000	$-0-
The Series A bonds are subject to an annual mandatory sinking fund redemption and annual interest payment at the rate of 7% due on September 1st each year, all of which were current as of December 31, 2008. The payment of principal and interest due September 1, 2009 was deferred as further detailed in the following paragraph. As of December 31, 2009, a total of $750,000 of the original $7,000,000 Series A bonds have been redeemed through the sinking fund, resulting in the $6,250,000 in Series A bonds outstanding at December 31, 2009. The scheduled annual sinking fund redemptions for the next five years are as follows:

Date	Amount
9/1/09	$100,000
9/1/10	$105,000
9/1/11	$115,000
9/1/12	$120,000
9/1/13	$130,000
9/1/14	$140,000
The Company’s carrying value on its balance sheet is at the face value of the Series A bonds, or $145,000. On or about September 1, 2009, the Company and all other holders of the Series A bonds executed a forbearance agreement with the RDC allowing the extension to March 1, 2010, the due date for the bond payment otherwise due and payable on or before September 1, 2009. This extension is designed to allow the RDC to collect certain funds from the Texas Thoroughbred HBPA, Inc. in an amount sufficient to fund the principal and interest payment due on September 1, 2009. Payment of the interest and principal due September 1, 2009 on the Series A bonds was forwarded to the Trustee bank by the RDC on March 23, 2010.
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
In the event of a default on the Series A bonds, the holders of the bonds could seek to foreclose on the Retama Park racetrack facilities and real estate. We have provided loans to the RDC to support the operations of the racetrack and to meet its interest and sinking fund obligations on its Series A bonds, which are further described in Item 1 — Business of this Annual Report on Form 10-K. We believe it has been in our best interest to help the RDC avoid default of the Series A bonds as the best strategy to achieve returns on the Series B bonds in the event of additional forms of gaming are approved for Texas racetracks, of which there can be no assurance. Such financial support is entirely at the discretion of the Company and is documented by promissory notes secured by a mortgage on the Retama Park racetrack real estate and facilities which is subordinated to the RDC Series A bonds and converted Series B bonds, if any. As of December 31, 2009, we were owed $3,627,569 in principal by the RDC for such loans, plus $1,694,165 of interest, however, as of October 1, 2009, the Company elected to suspend further recognition of interest income until events and circumstances dictate otherwise. Therefore, our financial statements reflect accrued interest of $1,595,324. We believe that the value of the security for such notes is sufficient to assure repayment of the principal and accrued interest, even if additional forms of gaming are not extended to Retama Park. As more fully described in the 8-K filed by the Company on February 25, 2010 and Part I — History and Developments During the Last Three Years of this 10-K, on February 25, 2010 the Company entered into a Purchase and Sale Agreement with Christopher J. Hall (“Hall”), the Company’s majority shareholder, Chairman and director, where the Company transferred to Hall, in addition to other assets and cash, the full principal and interest value of these RDC notes in exchange for 898,000 shares of the Company’s common stock and two municipal bond positions.
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
We have been actively pursuing the legalization of additional gaming at Texas racetracks through a coalition of Texas racetracks that includes the other two Class I tracks, Lone Star Park and Sam Houston Race Park. If the legalization of additional forms of gaming is approved at Texas racetracks, it is anticipated that the profit from this operation would provide sufficient cash flow to enable both the Series A and Series B bonds to be repaid. However, there can be no assurance that the Texas legislature and governor will approve such additional gaming and, if approved, whether the structure and taxation on such additional gaming would benefit the Company. There is substantial opposition to expanding gaming operations in Texas and no such expansion was approved during the 2009 Texas legislative session. Retama Park experiences strong competition from other gaming alternatives from the on-line gaming and surrounding states with other forms gaming, as well as from other entertainment venues in its market area. We expect these factors to continue to adversely affect the liquidity of RDC in the absence of legislation allowing additional gaming.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position was as follows: 79,900 shares of SAMCO and 1,130,922 shares of the publicly traded PWI common stock. During the fourth fiscal quarter of 2009, the Company sold 64,000 shares of SAMCO at an average price of $5.49 per share, resulting in a remaining position of 15,900 shares, or approximately 1.66% of the outstanding stock as December 31, 2009. In August 2008, the Company sold 30,000 shares of PWI common stock at an average price of $18.30 per share. In August 2009, the Company sold 100,000 shares of PWI common stock at an average price of $11.71 per share, leaving a balance of 1,000,922 shares of PWI common stock, or approximately 3.91% of the outstanding stock as of December 31, 2009. As of December 31, 2009 the Company recognized cumulative other comprehensive income from the increase in value of the PWI common stock of approximately $4,240,000 (gross) or $2,805,000 net of taxes.
The Company originally extended credit to Penson in order to achieve a higher return on its capital for use in its business. After the loan was converted to Penson stock it continues to be held as a source of capital for the Company’s business.
The Company has maintained an investment account with Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of PWI, since 1999. At December 31, 2009, the Company had a margin loan in this account in the amount of $13,259,281, which is collateralized by a majority of its marketable securities. In September 2009, PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity in the Retama Development Corporation Series B bonds, it should require a 100% margin requirement, effectively making these bonds non-marginable. As a result, the Company received a margin call letter on September 28, 2009 from PFSI notifying the Company that it needed to deposit $5,300,000 in additional cash or margin collateral into its margin loan account by September 30, 2009. The Company did not make the requested deposit by September 30, 2009. PFSI elected not to pursue remedial actions at the time, such as account liquidation, but continued to reserve all of their rights and remedies under the margin agreement while working with the Company to restructure the margin loan. As part of the margin loan restructuring, on February 25, 2010, the Company entered into a Promissory Note in favor of PWI, in the principal amount of $13,922,000, accumulating interest at a rate of 10% per year with a maturity of February 25, 2012. In addition, the Company has granted PWI a carried interest equal to 8% of the proceeds from its holdings of Retama Development Corp. B Bonds. If the Company repays the Promissory Note prior to the first anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to zero. If the Company repays the Promissory Note prior to the second anniversary of the issuance and there was no default or event of default prior to such repayment, the carried interest will be reduced to 4%. The carried interest entitles the lender to a percentage of all income, principal and other proceeds (in whatever form) from or in respect of the Retama Development Corp. B Bonds of any kind whether on account of interest, redemption of principal, proceeds of sale, pledge or other transfer or disposition of the Bonds, insurance proceeds, tax refunds, or otherwise made or payable in respect of any of the Bonds. The carried interest survives the repayment of the Promissory Note. The Promissory Note is secured by a lien on substantially all of the Company’s assets.
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
As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General

Partner and 50% to the Limited Partner. At December 31, 2009, the Company’s investment totaled approximately $3.2 million. Construction of project was completed in 2008 and the occupancy as of December 31, 2009 was approximately 91%.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide 95% of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full-service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer who also serves as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraphs. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid 50% to the general partner and 50% to the limited partner. In January 2009, the Company sold 23.2446% of its 95% limited partnership in CA, LP to Thomas R. Johnson, the President and CEO of the Company, for $400,000, representing the Company’s cost basis in that portion of the partnership. As of December 31, 2009, the Company’s investment totaled approximately $1.08 million. Rehabilitation of the facility was completed during 2007 and 100% occupancy was achieved for the beginning of the 2008-2009 school year, however, due to the construction of new dormitories on the campus of Auburn University, and the high number of freshman that the University required to live on campus, the facility only achieved 26% occupancy for the current 2009-2010 school year. As a result, the Company, as a limited partner, contributed an additional $114,000 during the fourth quarter of 2009 to cover operating losses. The management company for the facility has been in regular contact with the University’s student housing office throughout the year and at this time, has received indications that there will be a greater number of freshman needing off-campus housing, a population that Cambridge typically services. It is the Company’s belief that with a stable on-campus housing picture for the 2010-2011 school year, a more aggressive marketing campaign and competitive pricing structure, the facility will achieve sufficient occupancy to operate at least at a breakeven level.
TNO Holdings, LLC
During 2007, the Company provided financing to TNO Holdings, LLC (“TNOH”), a Florida limited liability company, totaling approximately $811,000. TNOH owned three municipal bond issues secured by a first mortgage lien on five long-term care facilities located in Oklahoma and Texas. The purpose of the loan from the Company was to provide working capital for the facilities and fund various capital improvements. The loan accrued interest at a rate of 9.50% and compounded monthly. Following discussions with the managing member of TNOH, the Company agreed to convert the loan to an approximately 42% equity interest in TNOH. During the fourth fiscal quarter of 2007 for the Company, the two nursing homes located in Texas were sold to a third party and the net sales proceeds were used to redeem a portion of the municipal bond issue secured by the facilities and owned by TNO Holdings. The subsequent distribution to the members of TNOH resulted in the repayment of substantially all of the funds originally loaned to TNOH by the Company plus an additional return. The Company continues to maintain an equity interest in TNOH. TNOH owns two Oklahoma municipal bond issues secured by three nursing home facilities.
Investment Company Act
The Company has taken the position that it is not an investment company required to be registered under the Investment Company Act of 1940 (the “1940 Act”) because under Section 3(b)(1) of such Act, an issuer which is primarily engaged in a business other than investment in securities is not considered an investment company under the Act. If it was established that the Company is an unregistered investment company, there would be a risk, among other material adverse consequences, that the Company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission. The Company would also be unable to enforce contracts with third parties or third parties could seek to obtain rescission of transactions undertaken in the period it was established the Company was an unregistered investment company.
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
Critical Accounting Policies and Estimates
General
Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions and evidence as appropriate. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions.
Valuation of Marketable Securities
Investments in equity and debt securities are generally based on quoted market prices. However, the investments in the RDC Series A and B bonds represent debt securities, and there is no readily available quoted market price, as these securities are owned by a limited number of holders. The Series A bonds are classified as available-for-sale and have been valued at their face value of $145,000 as supported by our estimate of the underlying value of the collateral (the Retama Park racetrack facility). We estimated the value based upon a complete appraisal of the racetrack land and improvements in June 2005, supplemented by our review of subsequent industry and economic trends, condition of the racetrack facilities and local real estate trends, and based our valuation of the Series A bonds on our percentage ownership. The Company has fully impaired the Series B bonds based on the limited available market, the uncertainty of principal or interest payments and the subordinate lien on the collateral.
Valuation of Penson Worldwide, Inc. Common Stock
The Penson Worldwide, Inc. (“PWI”) (Nasdaq: PNSN) common stock is valued at their quoted market price at the close of business on December 31, 2009, the last trading day of the fiscal year. Based on a closing price of $9.06 per share and a position of 1,000,922 shares, the Company’s holdings of PWI common stock is valued at $9,068,353 as of December 31, 2009. The Company held 1,100,922 shares of PWI common stock as of December 31, 2008 and the holdings were value at $8,389,026 at that time.
Notes and Interest Receivable — Retama Development Corporation
The Company has provided advances to the RDC primarily to meet the RDC’s interest and sinking fund obligations on its Series A bonds. Such advances are entirely at the discretion of the Company and are documented by promissory notes secured by a second lien mortgage on the Retama Park racetrack real estate and facilities, which is subordinated to the RDC Series A bonds and Converted Series B bonds, if any. We estimate at the end of each reporting period the valuation and collectibility of the RDC note and accrued interest that has been recognized as income, and report the total amount as other assets in our consolidated balance sheet. Our policy in recognizing interest on the RDC note as income is discussed in greater detail in the following section, Interest Income Recognition — Retama Development Corporation. If such estimate indicates that the collateral value is sufficient to assure repayment of such advances and interest that has been recognized as income in the current and previous accounting periods, the notes and interest continue to be carried at the full amount. If we estimate the security for the RDC note and interest that has been previously recognized as income is insufficient to assure full repayment we would provide an allowance to reduce the carrying value of the notes and interest accordingly. As of December 31, 2009 and 2008 the Company estimated that the value of the security was sufficient to assure repayment of the advances and the related accrued interest, thus no allowance for uncollectable amounts was provided. As more fully described in the 8-K filed by the Company on February 25, 2010 and Part I — History and Developments During the Last Three Years of this 10-K, on February 25, 2010 the Company entered into a Purchase and Sale Agreement with Christopher J. Hall (“Hall”), the Company’s majority shareholder, Chairman and director, where the Company transferred to Hall, in addition to other assets and cash, the full principal and interest value of these RDC notes in exchange for 898,000 shares of the Company’s common stock and two municipal bond positions.
Interest Income Recognition — Retama Development Corporation
During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. For the nine months ended September 30, 2009, the Company recognized the accrued interest on the RDC note as income; however, as of October 1, 2009, the Company elected to suspend further recognition of interest income until events and circumstances dictate otherwise. Due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment, the Company has deemed it appropriate to suspend the income recognition of the interest on the RDC note at this time. The Company will continue to evaluate its assessment, and make any adjustments it deems necessary.
Accounting for Income Taxes
Significant management judgment is required to determine the provisions for income taxes and to determine whether deferred tax assets will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realized. Accordingly, the facts and financial circumstances impacting deferred income tax assets are reviewed quarterly and management’s judgment is applied to determine the amount of valuation allowance required, if any, in any given period.
The Company’s income tax returns are periodically audited by tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions. In evaluating the exposures associated with the Company’s various tax filing positions, the Company adjusts its liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available.
The Company’s liability for unrecognized tax benefits (none at December 31, 2009) contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with its various filing positions. The Company’s effective income tax rate is also affected by changes in tax law, the level of earnings and the results of tax audits. Although the Company believes that the judgments and estimates are reasonable, actual results could differ, and the Company may be exposed to losses or gains that could be material. An unfavorable tax settlement generally would require use of the Company’s cash and result in an increase in its effective income tax rate in the periods of resolution. A favorable tax settlement would be recognized as a reduction in the Company’s effective income tax rate in the period of resolution. The Company’s income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest.
YEAR ENDED DECEMBER 31, 2009 COMPARED TO 2008
RESULTS OF OPERATIONS
   a. Revenues and Other Income
     Revenue
The Company’s revenue for the year ended December 31, 2009 was $4,951,460 compared to $5,463,122 for the year ended December 31, 2008. The decrease in revenue is attributed to a decrease in the number of race days at Retama Park racetrack, 59 in 2009 as compared to 72 in 2008. As discussed in the “Retama Park Racetrack — Management” section under Item 7 in this section, the Company’s revenue is directly related to the reimbursement of payroll and payroll related expenses of the racetrack. Therefore, a decrease in race days results in a decrease in staffing requirements and, consequently, decreases reimbursements to the Company.

     Interest Income
Interest income for the year ended December 31, 2009 was $437,006 compared to $729,905 for the year ended December 31, 2008. The decrease in interest income was principally the result of a decrease in accrued interest for the Company’s Funding Agreement with the Retama Development Corporation.
   b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the year ended December 31, 2009 was $5,498,323 compared to $5,943,604 for the year ended December 31, 2008. The decrease in operating expense in 2009 as compared to 2008 is also attributable to the decrease in the number of race days at Retama Park racetrack in 2009 from the prior year.
     Income Tax
The Company recognized a federal tax expense in 2009 of $76,019 and an expense in 2008 of $178,393. The Company’s total federal income tax does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income. In 2008, the Company also incurred a $250,000 charge for an unrecognized tax benefit, which resulted in the Company incurring a total federal tax expense of $178,393 for the year. In 2009, the Company incurred $148,750 for unrecognized tax benefits.
     Other Comprehensive Income
As of December 31, 2009, the Company recognized cumulative other comprehensive income of $2,840,676, net of related taxes, primarily on the increase in fair market value over the Company’s cost basis of its investments in Penson Worldwide, Inc. common stock based on the closing price of the common stock as of December 31, 2009. Accumulated other comprehensive income at December 31, 2008 was $2,113,109, net of taxes.
LIQUIDITY AND CAPITAL RESOURCES
During the year ended December 31, 2009, the Company’s operating activities used cash of $1,404,834 compared to $716,871 used for the year ended December 31, 2008.
As discussed in Note 5 to the audited financial statements, the Company maintains an investment account that utilizes a margin loan collateralized by the Company’s marketable securities. As of December 31, 2009 there was no availability under this margin as detailed in the following chart, however, subsequent to December 31, 2009, the Company entered into a Promissory Note with PWI that provided sufficient liquidity to satisfy the current margin requirement and provide operating liquidity for the Company. Details of this transaction are provided below. Also see Note 13 — Subsequent Events in the notes to the audited financial statements.

	As of December 31, 2008	As of December 31, 2009
Margin value of Retama Series B bonds	$11,714,687	$—
Margin value of all other marketable securities	9,700,453	9,259,476

Total margin value of marketable securities	$21,415,140	$9,259,476

Maximum loan based on 75% loan-to-value	$16,061,355	$6,944,607
Margin loan outstanding	$14,047,102	$13,259,281
Margin loan availability (call)	$2,014,253	$(6,314,674)
In September 2009, PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity in the Retama Development Corporation Series B bonds, it should require a 100% margin requirement, effectively making these bonds non-marginable. As a result, the Company received a margin call letter on September 28, 2009 from PFSI notifying the Company that it needed to deposit $5,300,000 in additional cash or margin collateral into its margin loan account by September 30, 2009. The Company did not make the requested deposit by September 30, 2009. PFSI elected not to pursue remedial actions at the time, such as account liquidation, but continued to reserve all of their rights and remedies under the margin agreement while working with the Company to restructure the margin loan. As part of the margin loan restructuring, on February 25, 2010, the Company entered into a Promissory Note in favor of PWI, in the principal amount of $13,922,000, accumulating interest at a rate of 10% per year with a maturity of February 25, 2012. In addition, the Company has granted PWI a carried interest equal to 8% of the proceeds from its holdings of Retama Development Corp. B Bonds. If the Company repays the Promissory Note prior to the first anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to zero. If the Company repays the Promissory Note prior to the second anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to 4%. The carried interest entitles the lender to a percentage of all income, principal and other proceeds (in whatever form) from or in respect of the Retama Development Corp. B Bonds of any kind whether on account of interest, redemption of principal, proceeds of sale, pledge or other transfer or disposition of the Bonds, insurance proceeds, tax refunds, or otherwise made or payable in respect of any of the Bonds. The carried interest survives the repayment of the Promissory Note. The Promissory Note is secured by a lien on substantially all of the Company’s assets.
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
In the past the Company has provided loans to the RDC but has had no obligation to do so since 1999. These loans were provided in order to support the continued operation of Retama Park as a Class I racetrack while pursuing the approval of additional forms of gaming at Texas racetracks. We anticipate that the profits from additional gaming operations at Retama Park, if approved, would provide sufficient cash flow to the RDC to enable the Series B bonds to be repaid in full. We believe our loans to the RDC, which amount to $5,222,893 including accrued interest as of December 31, 2009, and our holdings of RDC Series A bonds in the amount of $145,000 are fully secured by the collateral security in the Retama Park facilities and real estate and would be repaid even if the operations of Retama Park racetrack were terminated. The Company will respond to any future requests for additional funding by the RDC as it deems appropriate.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Call Now, Inc. and Subsidiary
San Antonio, Texas
We have audited the accompanying consolidated balance sheets of Call Now, Inc. and Subsidiary (collectively referred to as “the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Call Now, Inc. and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
March 29, 2010

CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$17,452	$88,837
Accounts receivable, net	789,069	609,069
Marketable securities — related party	9,068,353	8,389,026
Marketable securities — other	140,808	1,264,954
Other current assets	139,696	119,660

Total current assets	10,155,378	10,471,546

Furniture, Equipment and Improvements (less accumulated depreciation of $5,296 and $1,372)	14,325	18,249

Other Assets:
Marketable securities — Retama Development Corp.	145,000	145,000
Investments	4,365,136	4,342,948
Notes and interest receivable — Retama Development Corp.	5,222,893	4,939,464
Deferred tax asset	936,601	843,681

Total other assets	10,669,630	10,271,093

Total Assets	$20,839,333	$20,760,888

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$654,301	$524,275
Margin loan payable — related party	13,259,281	14,047,102
Deferred taxes payable	1,463,379	1,088,571

Total current liabilities	15,376,961	15,659,948

Equity:
Call Now Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 2,902,367 outstanding	3,326	3,326
Additional paid-in-capital	7,091,121	7,091,121
Treasury stock, at cost, 424,708 shares	(3,094,455)	(3,094,455)
Accumulated other comprehensive income	2,840,676	2,113,109
Retained earnings (deficit)	(1,502,733)	(1,088,598)

Total Call Now stockholders’ equity	5,337,935	5,024,503
Non-controlling interest	124,437	76,437

Total equity	5,462,372	5,100,940

Total Liabilities and Equity	$20,839,333	$20,760,888

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008
Revenues	$4,711,460	$5,215,622
Reimbursement of payroll and payroll related expenses	240,000	247,500

Management fees	4,951,460	5,463,122
Total revenues

Expenses
Payroll and payroll related expenses	4,711,460	5,215,622
Corporate general and administrative operations	786,863	727,982

Total expenses	5,498,323	5,943,604

Net Operating (Loss)	(546,863)	(480,482)

Other Income (Expenses)
Interest income — related party	283,429	328,378
Interest income — other	153,577	401,527
Gain on sale of marketable securities — related party	688,197	556,245
Gain on sale of marketable securities — other	41,571	—
Gain on sale of investment — related party	107,162	—
Gain on sale of investment — other	42,764	—
Interest expense — related party	(1,059,953)	(598,887)
Interest expense — other	—	(260,313)

Total other income (expense), net	256,747	426,950

(Loss) before income taxes	(290,116)	(53,532)

Income tax expense	76,019	178,393

Net (loss) including non-controlling interest	(366,135)	(231,925)

Less: Net income attributable to non-controlling interest	(48,000)	(49,500)

Net (Loss) Attributable to Call Now	$(414,135)	$(281,425)

Per Share Data

Basic and diluted (loss) per share attributed to
Call Now common shareholders	$(.14)	$(.09)

Weighted average common shares outstanding:
Basic	2,902,367	3,095,879
Dilutive	2,902,367	3,095,879
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
			Additional			Other	Retained	Non-	Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Earnings	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Interest	Equity
Balance, December 31, 2007	3,327,075	$3,326	$7,091,121	162,856	$(449,750)	$7,227,628	$(807,173)	$26,937	$13,092,089

Purchase of treasury stock	—	—	—	261,852	(2,644,705)	—	—	—	(2,644,705)

Comprehensive (loss):
Net income (loss)	—	—	—	—	—	—	(281,425)	49,500	(231,925)
Unrealized (loss) on securities, net of $(2,635,000) in income taxes	—	—	—	—	—	(5,114,519)	—	—	(5,114,519)

Total comprehensive (loss)	—	—	—	—	—	—	—	—	(5,346,444)

Balance, December 31, 2008	3,327,075	3,326	7,091,121	424,708	(3,094,455)	2,113,109	(1,088,598)	76,437	5,100,940

Comprehensive (loss):
Net income (loss)	—	—	—	—	—	—	(414,135)	48,000	(366,135)
Unrealized gain on securities, net of $375,000 in income taxes	—	—	—	—	—	727,567	—	—	727,567

Total comprehensive income	—	—	—	—	—	—	—	—	361,432

Balance, December 31, 2009	3,327,075	$3,326	$7,091,121	424,708	$(3,094,455)	$2,840,676	$(1,502,733)	$124,437	$5,462,372

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008
Operating Activities
Net (loss) including non-controlling interest	$(366,135)	$(231,925)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities — related party	(688,197)	(556,245)
Net realized (gains) on sales of marketable securities — other	(41,571)
Net realized (gains) on sales of long-term investments — related party	(107,162)	—
Net realized (gains) on sales of long-term investments — other	(42,764)
Bad debt allowance	60,000	—
Deferred income taxes	(92,920)	(95,605)
Depreciation	3,924	1,372
Changes in operating assets and liabilities:
Accounts receivable	(240,000)	(240,000)
Other current assets	(20,036)	146,403
Accounts payable and accrued expenses	130,027	259,129

Net Cash (Used) by Operating Activities	(1,404,834)	(716,871)

Investing Activities
Advances on notes and interest receivable — Retama Development Corp.	(283,429)	(867,529)
Proceeds from sales of available-for-sale marketable securities	1,106,364	1,353,579
Proceeds from sales of available-for-sale marketable securities — related party	1,170,597	548,097
Purchase of available-for-sale marketable securities	—	(2,310,211)
Proceeds from sale of other long-term investments	451,500	125,000
Proceeds from sale of other long-term investments to related party	400,000	—
Purchase of other long-term investments	(723,762)	(813,600)
Purchases of furniture, equipment and improvements	—	(19,621)

Net Cash Provided (Used) by Investing Activities	2,121,270	(1,984,285)

Financing Activities
Proceeds from margin loans	—	4,244,007
Proceeds from margin loans — related party	1,510,058	16,916,625
Payments on margin loans	—	(13,590,396)
Payments on margin loans — related party	(2,297,879)	(3,857,793)
Purchase of treasury stock — related party	—	(1,153,480)

Net Cash Provided (Used) by Financing Activities	(787,821)	2,558,963

Net Change in Cash and Cash Equivalents	(71,385)	(142,193)

Cash and cash equivalents at beginning of year	88,837	231,030

Cash and Cash Equivalents at End of Year	$17,452	$88,837

Supplemental Disclosures
Interest paid in cash	$1,059,953	$859,200
Income taxes paid in cash	7,429	13,536
Non-cash Transaction — treasury stock acquired from related party with marketable securities — other	—	1,491,225
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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
Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable: Accounts receivable are reported at outstanding principal, net of an allowance for doubtful accounts of $60,000 and $-0- at December 31, 2009 and 2008. The allowance for doubtful accounts is determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.
Marketable Securities: The Company classifies its investment portfolio as held-to-maturity, available-for-sale, or trading. At December 31, 2009 and 2008, all of the Company’s marketable securities were available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
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
Notes and Interest Receivable — Retama Development Corporation: Notes and interest receivable from Retama Development Corporation are carried at outstanding principal plus accrued interest. The Company reviews the carrying value for impairment on at least an annual basis, and believes the security is sufficient to assure repayment of the principal and accrued interest.
Interest Income Recognition — Retama Development Corporation: During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. For the nine months ended September 30, 2009, the Company recognized the accrued interest on the RDC note as income; however, as of October 1, 2009, the Company elected to suspend further recognition of interest income until events and circumstances dictate otherwise. Due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment, the

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES — continued
Company deemed it appropriate to suspend the income recognition of the interest on the RDC note at this time. The Company will continue to evaluate its assessment, and make any adjustments it deems necessary.
Income Taxes: Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company is subject to the Texas margin tax.
The Company follows Accounting Standards Codification (“ASC”) Topic 740. The Standard defines the confidence level that a tax position must meet in order to be recognized in the financial statements. ASC 740 requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This approach requires the Company to exercise considerable judgment and estimates are inherent. ASC 740 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with ASC 740 and the amount previously taken or expected to be taken in a tax return.
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
Earnings (Loss) Per Common Stock Attributable To Call Now, Inc.: Basic earnings (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.
Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, marketable securities, and notes receivable. The Company maintains its cash balances at two financial institutions. Accounts at the institutions are secured by the FDIC up to $250,000. Balances may periodically exceed this amount. Cash balances at Penson Financial Services, Inc. have additional insurance in excess of $10,000,000.
At December 31, 2009 and 2008, the Company’s investment in Penson Worldwide, Inc. common stock totaled $9,068,353 and $8,389,026, respectively, or approximately 44% and 41%, respectively, of the Company’s total assets. Any significant decline in the fair market value of this asset would negatively impact the financial position of the Company.
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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES — continued
Stock Based Compensation: The Company applies the provisions of ASC Topic 718-10, “Compensation — Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. There were no options granted in 2008 or 2009, and no options were outstanding at December 31, 2009 or 2008.
Comprehensive Income: Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. The components of comprehensive income are included in the Statement of Changes in Stockholders’ Equity.
Recent Accounting Pronouncements: On January 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06. ASU 2010-06 amends ASC 820, “Fair Value Measurements,” and adds new requirements for disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. ASU 2010-06 is generally effective for the first reporting period beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-06 to have a significant impact on its consolidated results of operations and financial position.
Subsequent Events: Management has reviewed and evaluated events and transactions which have occurred subsequent to December 31, 2009 through March 29, 2010, the date of issuance of these financial statements. See Note 13.
Reclassification: Certain reclassifications, all insignificant in amount, have been made to the prior year’s financial statements in order to conform to the current presentation.
NOTE 2 — MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values are as follows at December 31, 2009 and 2008:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
2009	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities, PWI common stock, see note 4	$4,828,448	$4,239,905	$—	$9,068,353
Municipal bonds	191,575	—	(50,767)	140,808

	$5,020,023	$4,239,905	$(50,767)	$9,209,161

Non-current Assets, available-for-sale:
RDC Series A bonds	30,083	114,917	—	145,000

Total available-for-sale securities	$5,050,106	$4,354,822	$(50,767)	$9,354,161

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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

Unrealized gains on marketable securities available-for-sale at December 31, 2009 and 2008 are shown net of income taxes as a component of stockholders’ equity.
The Company has five debt securities in an unrealized loss position at December 31, 2009. The unrealized loss on these securities at December 31, 2009 is $50,767 and the market value is $140,808. The Company does not consider these investments to be other than temporarily impaired.
NOTE 3 —MARKETABLE SECURITIES AND NOTES RECEIVABLE — RETAMA DEVELOPMENT
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
Payment on the Series A bonds have remained current through the payment of interest and principal due December 31, 2008 substantially as a result of loans made through the Funding Agreement. The sinking fund redemption and interest payment due on September 1, 2009 has been deferred following the execution of a forbearance agreement with the RDC by all Series A bondholders allowing the extension to March 1, 2010. This extension is designed to allow the RDC to collect certain funds from the Texas Thoroughbred HBPA, Inc. in an amount sufficient to the payment of principal and interest due on September 1, 2009. An additional extension through March 31, 2010 is currently being requested. There have never been any payments made on the Series B bonds and it is not anticipated that any payment will be made unless additional forms of gaming (video lottery terminals, slot machines, table games) are legalized at Texas racetracks or the underlying collateral real estate is either sold or redeveloped. The Company fully impaired the Series B bonds based on the limited available market, the uncertainty of principal or interest payments and the subordinate lien on the collateral.
As part of the bond defeasance agreement, the Company was obligated to lend certain amounts to the RDC to fund any operating losses for up to 2 years, which expired in 1999. Although the Company is not currently obligated to fund the RDC, it has continued to do so as part of its strategy to assure continued operations at the racetrack. At December 31, 2009, the total amount funded by the Company to the RDC for its operations includes principal of $3,627,569 plus interest of $1,694,165; however, as of October 1, 2009, the Company elected to suspend further recognition of interest income until events and circumstances dictate

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 3 —MARKETABLE SECURITIES AND NOTES RECEIVABLE — RETAMA DEVELOPMENT — continued
otherwise. Therefore, the financial statements reflect accrued interest of $1,595,324. At December 31, 2008, the principal was $3,627,569 plus accrued interest of $1,311,894. Such funding is secured by a second lien on the racetrack facility. The Company will continue to evaluate its assessment on at least an annual basis.
As more fully described in the 8-K filed by the Company on February 25, 2010 and Part I — History and Developments During the Last Three Years of this 10-K, on February 25, 2010 the Company entered into a Purchase and Sale Agreement with Christopher J. Hall (“Hall”), the Company’s majority shareholder, Chairman and director, where the Company transferred to Hall, in addition to other assets and cash, the full principal and interest value of these RDC notes in exchange for 898,000 shares of the Company’s common stock and two municipal bond positions.
The balance of these bonds and notes receivable, all considered long-term, are as follows at December 31, 2009 and 2008:

	Total	Face Amount
	Face Amount	Owned By	Cost	Carrying
2009	Outstanding	Call Now	Basis	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,250,000	$145,000	$30,083	$145,000
RDC Series B bonds	86,925,000	43,962,500	1,077,463	—

Total bonds, long-term				$145,000

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$3,627,569	$3,627,569	$3,627,569	$3,627,569
Accrued interest receivable	1,694,165	1,694,165	1,595,324	1,595,324

Total notes and interest receivable				$5,222,893

	Total	Face Amount
	Face Amount	Owned By	Cost	Carrying
2008	Outstanding	Call Now	Basis	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,250,000	$145,000	$30,083	$145,000
RDC Series B bonds	86,925,000	43,962,500	1,077,463	—

Total bonds, long-term				$145,000

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$3,627,569	$3,627,569	$3,627,569	$3,627,569
Accrued interest receivable	1,311,894	1,311,894	1,311,894	1,311,894

Total notes and interest receivable				$4,939,464

NOTE 4 — MARKETABLE SECURITIES — RELATED PARTY
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
December 31, 2009 and 2008
NOTE 4 — MARKETABLE SECURITIES — RELATED PARTY — continued
On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI note into PWI common stock, totaling 3,283,582 shares.
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. During the fourth fiscal quarter of 2009, the Company sold 64,000 shares of SAMCO at an average price of $5.49 per share, resulting in a remaining position of 15,900 shares, or approximately 1.66% of the outstanding stock as December 31, 2009. In August 2008, the Company sold 30,000 shares of PWI common stock at an average price of $18.30 per share. In August 2009, the Company sold 100,000 shares of PWI common stock at an average price of $11.71 per share, leaving a balance of 1,000,922 shares ($9,068,353 market value) of PWI common stock, or approximately 3.91% of the outstanding stock as of December 31, 2009. The Company originally extended credit to Penson in order to achieve a higher return on its capital for use in its business. After the loan was converted to Penson stock it continues to be held as a source of capital for the Company’s business.
NOTE 5 —MARGIN LOAN PAYABLE — RELATED PARTY
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at an interest rate of 7.45% and 8.20% at December 31, 2009 and 2008, respectively. The balance of the margin loan was $13,259,281 and $14,047,102 at December 31, 2009 and 2008, respectively. The margin loan is collateralized by a majority of the Company’s marketable securities, including all of its PWI common stock. The Company paid interest on the margin loan of $1,059,953 in 2009 and $598,887 in 2008.
In September 2009, PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity in the Retama Development Corporation Series B bonds, it should require a 100% margin requirement, effectively making these bonds non-marginable. As a result, the Company received a margin call letter on September 28, 2009 from PFSI notifying the Company that it needed to deposit $5,300,000 in additional cash or margin collateral into its margin loan account by September 30, 2009. The Company did not make the requested deposit by September 30, 2009. PFSI elected not to pursue remedial actions at the time, such as account liquidation, but continued to reserve all of their rights and remedies under the margin agreement while working with the Company to restructure the margin loan. Please see Note 13 — Subsequent Events for details of the restructuring that closed subsequent to December 31, 2009.
NOTE 6 — STOCKHOLDERS’ EQUITY
Preferred Stock: The Company has authorized 266,667 shares of $.001 par value preferred stock, of which 100,000 shares are designated Class A convertible redeemable preferred stock (Class A), 66,667 shares are designated Class B convertible redeemable preferred stock (Class B), and 100,000 are designated as Class C convertible redeemable preferred stock (Class C).
The Class A preferred stock is non-voting, redeemable at the option of the Company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder. The Class A preferred stockholders are entitled to receive an annual dividend of $.30 per share. No Class A shares are outstanding at December 31, 2009 and 2008.
The Class B preferred stock is non-voting, redeemable at the option of the Company at a price of $100 per share plus accrued but unpaid dividends, and convertible into 100 shares of common stock at the option of the holder. The Class B preferred stockholders are entitled to receive an annual dividend of $6.00 per share. No Class B shares are outstanding at December 31, 2009 and 2008.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 6 — STOCKHOLDERS’ EQUITY — continued
The Class C preferred stock is non-voting, redeemable at the option of the Company at a price of $3.00 per share plus one share of common stock and convertible into one share at the option of the holder. No Class C shares are outstanding at December 31, 2009 and 2008.
NOTE 7 — INCOME TAXES
Income tax expense does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income received in each year. The components of the provision for income tax expense (benefit) are as follows at December 31:

	2009	2008
Deferred federal income tax (benefit)	$(92,921)	$(95,605)
Current federal income tax	148,750	250,000
State income tax	20,190	23,998

Income tax expense	$76,019	$178,393

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss carryforward, long-term	$765,397	$672,477
Basis difference in assets, long-term	171,204	171,204

	$936,601	$843,681

Deferred tax (liabilities):
Unrealized gains on marketable securities, current	$(1,463,379)	$(1,088,571)

The Company has net operating loss carryforwards for tax purposes of approximately $2,251,000 that begin to expire in the year 2023.
Other Tax Matters: The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. The Company included accruals for unrecognized income tax benefits totaling $0 and $250,000 as a component of other liabilities as of December 31, 2009 and 2008. An unrecognized tax position of $398,750 has been settled with the taxing authority. See discussion below. The unrecognized tax benefits of $398,750 at December 31, 2009, if recognized, would impact the Company’s effective tax rate. The Company accrued interest of $21,250 at December 31, 2009. The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.
A reconciliation of the change in the unrecognized tax benefits from December 31, 2008 to December 31, 2009 is as follows:

Unrecognized tax benefit at December 31, 2008	$250,000
Gross increases — tax positions in prior years	148,750
Settlements	(398,750)

Unrecognized tax benefits at December 31, 2009	$0

During 2004, the Internal Revenue Service (the “IRS”) notified the RDC that it was conducting an examination of the tax-exempt status of the municipal bonds issued in connection with that company’s reorganization in 1997. In February 2005, the IRS issued a proposed adverse determination with respect to the RDC’s 1997 Series A and Series B bonds, stating that the interest on the bonds

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 7 — INCOME TAXES — continued
is not excludable from the gross income of their holders. The RDC filed a protest of such determination and requested that the matter be referred to the Office of Appeals of the IRS. In August 2005, the IRS completed an examination of the Company’s tax returns for the years 2000 through 2003. As a result of the examination, the IRS has submitted a request for change to include in taxable income the interest earned by the Company on the RDC Series A bonds in the total amount of $588,000.
During the fourth fiscal quarter of 2009, the Company and the law firm that served as legal counsel for the original issuance of the 1997 RDC bonds entered into a Closing Agreement on Final Determination in settlement of issues raised by the IRS in the examination of the 1997 RDC bonds. The terms of the settlement consist of two components: 1.) there shall be a payment made to the IRS in the amount of $773,750. $375,000 of this amount will be paid by the law firm that provided the legal opinion for the 1997 RDC bond issue and will be funded at the time of final execution of the documents by the IRS. The Company will pay the remaining $398,750.00 over the next three years with $133,750 due on or before July 1, 2010, $135,000 due on or before July 1, 2011 and $130,000 due on or before July 1, 2012; and 2.) 35% of the Series B bonds, or $30,425,000 face amount of the $86,925,000 outstanding, shall be converted to taxable bonds. In favor of the cash contribution to be made by the Company, the majority of the other holders of the Series B bonds agreed to a higher percentage of their bonds to be converted to taxable bonds, resulting in the Company agreeing to convert only $4,897,500, or 11.14%, of the $43,962,500 Series B bonds held by the Company to taxable bonds. The Company has accrued the entire $398,750 as a liability as of December 31, 2009. Final execution by the IRS of the closing documents has been received by the Company subsequent to December 31, 2009.
As of December 31, 2009, the tax years ending December 31, 2005 through 2008 remain subject to examination by tax authorities.
NOTE 8 — RELATED PARTY TRANSACTIONS
The Company owns 1,000,922 shares of Penson Worldwide, Inc. common stock with a market value of $9,068,353 at December 31, 2009, and 1,100,922 shares with a market value of $8,389,026 at December 31, 2008. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $13,259,281 at December 31, 2009 and $14,047,102 at December 31, 2008. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
The Company has purchased a limited partnership interest, with a cost basis of $3,207,373 at December 31, 2009, in a 270-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston. The Company’s cost basis at December 31, 2008 was $2,597,700.
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
In January 2009, the Company sold approximately 23.24% of the 95% limited partnership interest in Cambridge at Auburn, LP to Thomas R. Johnson, the President and Chief Executive Officer of the Company for $400,000. The purchase price represented the Company’s cost basis in the partnership and the proceeds were utilized to support other investments of the Company. The transaction was evaluated and approved by the Company’s directors who had no interest in the transaction.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 9 — MANAGEMENT AGREEMENT
The Company’s agreement to operate and manage the Retama Park racetrack extends through November 1, 2020. The Company is reimbursed for the majority of its payroll and payroll related expenses, and receives a management fee is $20,000 per month, with certain adjustments.
NOTE 10 — FAIR VALUE MEASUREMENTS
ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined in ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).
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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$9,068,353	$—	$—	$9,068,353
Marketable securities — other	140,808	—	—	140,808
Marketable securities — Retama Development Corp. — Series A	—	—	145,000	145,000

Liabilities:
None	$—	$—	$—	$—

	December 31, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$8,389,025	$—	$—	$8,389,025
Marketable securities — other	1,264,954	—	—	1,264,954
Marketable securities — Retama Development Corp. — Series A	—	—	145,000	145,000

Liabilities:
None	$—	$—	$—	$—
The Company’s financial instruments, other than marketable securities — Retama Development Corp., relate to its available-for-sale marketable securities, which are valued using quoted market prices.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 10 — FAIR VALUE MEASUREMENTS — continued
The marketable securities — Retama Development Corp. financial instruments are debt securities. The fair value of these instruments are determined based on observable and unobservable pricing inputs and therefore, the data sources utilized in these valuation models are considered level 3 inputs in the fair value hierarchy.
The following table sets forth a reconciliation of changed in the fair market value of financial assets classified as level 3 in the fair value hierarchy.

Marketable Securities —
	Retama Development Corp.	Total
Balances as of January 1, 2008	$145,000	$145,000
Total losses (realized or unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers in and out of level 3	—	—

	$145,000	$145,000

Change in unrealized gains or losses in earnings (or changes in net assets) relating to asset still held as of December 31, 2008	$—	$—

Balances as of January 1, 2009	$145,000	$145,000
Total losses (realized or unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers in and out of level 3	—	—

	$145,000	$145,000

Change in unrealized gains or losses in earnings (or changes in net assets) relating to asset still held as of December 31, 2009	$—	$—

NOTE 11 — EARNINGS PER SHARE ATTRIBUTABLE TO CALL NOW, INC.
The following reconciles the components of the earnings per share (EPS) computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2009
Basic EPS:
Net (loss) attributable to Call Now, Inc.	$(414,135)	2,902,367	$(.14)
Effect of dilutive options	—	—	—

Dilutive EPS	$(414,135)	2,902,367	$(.14)

Year Ended December 31, 2008
Basic EPS:
Net (loss) attributable to Call Now, Inc.	$(281,425)	3,095,879	$(.09)
Effect of dilutive options	—	—	—

Dilutive EPS	$(281,425)	3,095,879	$(.09)

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 12 — CONTINGENCY
Investment Company Act: Management has taken the position that the Company is not an investment company required to be registered under the Investment Company Act of 1940. If it was established that the Company is an unregistered investment company, there would be a risk, among other material adverse consequences, that the Company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission. The Company would also be unable to enforce contracts with third parties or third parties could seek to obtain rescission of transactions undertaken during the period it was established that the Company was an unregistered investment company.
NOTE 13 — SUBSEQUENT EVENTS
On February 25, 2010, the Company entered into a Promissory Note in favor of PWI, in the principal amount of $13,922,000, accumulating interest at a rate of 10% per year with a maturity of February 25, 2012. In addition, the Company has granted PWI a carried interest equal to 8% of the proceeds from its holdings of Retama Development Corp. B Bonds. If the Company irrevocably repays the Promissory Note prior to the first anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to zero. If the Company repays the Promissory Note prior to the second anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to 4%. The carried interest entitles the lender to a percentage of all income, principal and other proceeds (in whatever form) from or in respect of the Retama Development Corp. B Bonds of any kind whether on account of interest, redemption of principal, proceeds of sale, pledge or other transfer or disposition of the Bonds, insurance proceeds, tax refunds, or otherwise made or payable in respect of any of the Bonds. The carried interest survives the repayment of the Promissory Note. The Promissory Note is secured by a lien on substantially all of the Company’s assets.
Simultaneous with the execution of the Promissory Note with PWI, the Company entered into a Purchase and Sale Agreement with Christopher Hall, the Company’s majority stockholder, Chairman and a director. Under such agreement, which was approved by the Board of Directors in accordance with the By-laws, the Company purchased from Mr. Hall the following:
     898,000 shares of Call Now, Inc. common stock for $11,404,600;
$3,200,000 principal amount of Leon County FL Educational Facilities Authority (Southgate) Series B Bond, 7.625% due 9/1/28 for $2,080,000; and
$2,200,000 principal amount of Cambridge Student Housing Financing Revenue Series C Bond, 9.70% due 11/1/39 for $1,870,000.
In consideration of the foregoing the Company transferred and paid to Mr. Hall the following:
The Retama Development Corporation Funding Agreement with a current principal and interest balance totaling $5,355,428 ($3,627,569 principal + $1,727,859 interest);
     500,000 shares of Penson Worldwide, Inc. common stock valued at $4,480,000;
and $5,511,800 in cash.
As a result the Company’s outstanding common stock was reduced to 2,004,367 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
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
Under the supervisions and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as December 31, 2009 based on these criteria.
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
Changes in Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The directors and executive officers of the Company are as follows:

NAME AND POSITION	AGE
William M. Allen, Director	82
Bryan P. Brown, Director and CEO of Retama Entertainment Group, Inc.	49
Christopher J. Hall, Director and Chairman	51
Thomas R. Johnson, Director and President and Chief Executive Officer	42
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
Thomas R. Johnson was elected as President, Chief Executive Officer and Director of Call Now, Inc. in November 2001. Mr. Johnson has served on the Board of Directors of Penson Worldwide, Inc. (“PWI), a publicly traded company that the Company holds a position of 1,000,922 shares, since August of 2003. Prior to joining the Company, Mr. Johnson was an independent fixed-income bond trader and analyst. He also has been a fixed-income bond analyst and broker for a municipal bond firm from 1989 to 1999.
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
ITEM 11. EXECUTIVE COMPENSATION.
The following table presents compensation information for the year ended December 31, 2009 for the persons who served as our principal executive officer and each of our two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year. We refer to these executive officers as our “named executive officers” elsewhere in this annual report. Mr. Hall received a bonus of $10,000 in 2008. Mr. Brown and Mr. Johnson were each paid a $10,000 bonus for 2008 in the 2009 fiscal year. Mr. Hall and Mr. Johnson each earned $7,000 for their participation in 2009 as directors of the Company, but elected to defer collection of these directors fees until an improved financial position of the Company allows.

Name and Principal					All Other
Position	Year	Salary	Bonus	Options Awards	Compensation(1)	Total
Thomas R. Johnson,	2009	$200,000	$10,000	—	$0	$210,000
President/CEO	2008	$200,000	—	—	$7,000	$207,000

Christopher J. Hall,	2009	$200,000	—	—	$0	$200,000
Chairman	2008	$131,140	$10,000	—	$7,000	$148,140

Bryan P. Brown,	2009	$200,000	$10,000	—	$7,000	$217,000
CEO, Retama	2008	$200,000	—	—	$7,000	$207,000
Entertainment Group

(1)	Consists of director meeting fees.
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
RISK CONSIDERATIONS
The Board considers whether the Company’s compensation policies and practices for both executives and other employees encourage unnecessary or excessive risk trading. The Board believes the Company’s compensation policies and practices are appropriate and do not encourage unnecessary and excessive risk taking.
EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2009
The Company does not have any equity compensation plans outstanding as of December 31, 2009. All equity compensation awards have been exercised or expired prior to such date.
DIRECTOR COMPENSATION
Our directors, including our directors who are named executive officers, are paid $1,000 for each board meeting attended. We reimburse our directors for reasonable travel and lodging expenses incurred in attending meetings.

The following table sets forth compensation earned or paid to our non-employee directors in 2009.

	Fees Earned or	Option	Non-equity Incentive	All Other
Name	Paid in Cash	Awards	Plan Compensation	Compensation	Total
William M. Allen	$6,000	—	—	—	$6,000
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of March 29, 2010, the beneficial ownership of the Company’s Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company’s Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. As detailed in Note 13 — Subsequent Events of the audited financial statements for fiscal year ended December 31, 2009 above, the Company acquired 898,000 shares of the Company’s common stock from the Company’s Chairman, Christopher J. Hall, leaving a total number of shares outstanding as of March 22, 2010 of 2,004,367.

		Percent of Outstanding
Name	Number of Shares	Common Stock
Christopher J. Hall	1,686,648	84.15%
Thomas R. Johnson	93,975	4.69%
Bryan P. Brown	-0-	0%
William M. Allen	-0-	0%

Officers and Directors as a group (4 Persons)	1,780,623	88.84%
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE.
As of December 31, 2009, the Company owned 1,000,922 shares of common stock of Penson Worldwide, Inc. with a market value of $9,068,353. In August of 2003, the Company’s President and CEO, Thomas R. Johnson, was elected to the Board of Directors of PWI pursuant to a provision in the original PWI Note which required that PWI use its best efforts to appoint a nominee of the Company to PWI’s board of directors. The Company has maintained an investment account with Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., since 1999. On December 31, 2009, the Company had a margin loan in this account in the amount of $13,259,281 which is collateralized by its marketable securities.
The Company has purchased a limited partnership interest, with a cost basis of $3,207,400 at December 31, 2009, in The Estates at Canyon Ridge, a 270-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG, each of who is also a director of the Company. The general partner is an unrelated real estate development company based in Houston.
On September 26, 2008 the Company completed the acquisition of 261,852 shares of the Company’s common stock from Christopher J. Hall (“Hall”), the Company’s Chairman and controlling stockholder. The Company purchased 114,206 shares for cash at a price of $10.10 per share, or $1,153,481. The Company acquired an additional 147,646 shares through an exchange of certain municipal bonds held by the Company. The effective value of this transaction was also $10.10 per share of common stock, for a total cost of $1,491,225.
In January 2009, the Company sold approximately 23.24% of the 95% limited partnership interest in Cambridge at Auburn, LP to Thomas R. Johnson, the President and Chief Executive Officer of the Company for $400,000. The purchase price represented the Company’s cost basis in the partnership and the proceeds were utilized to support other investments of the Company.
On February 25, 2010 the entered into an agreement to acquire 898,000 shares of the Company’s common stock and two municipal bond positions from Hall in exchange for a combination of the Company’s interest in the RDC Note receivable, 500,000 shares of PWI stock owned by the company and $5,511,800 in cash. The effective value of the transaction was $12.70 per share of common stock.
Each related party transaction is required to be reviewed and approved by a majority of directors with no interest in the transaction.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Akin, Doherty, Klein & Feuge, P.C. (“Akin”) audited the Company’s financial statements for the year ended December 31, 2009 and December 31, 2008.
Fees related to services performed by Akin in the year ended December 31, 2009 and December 31, 2008 was as follows:

	2009	2008
Audit Fees (1)	$60,500	$56,100
Audit-Related Fees	—	—
Tax Fees (2)	4,650	6,150
All Other Fees (3)	11,500	—

Total	$76,650	$62,250

(1)	Audit Fees represent services provided in connection with the fiscal year audit of our financial statements and review of our quarterly financial statements, notwithstanding when the fees were billed or when the service was rendered.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation for services billed from January through December of the fiscal year.

(3)	All other fees include services billed from January through December of the fiscal year.

BOARD OF DIRECTORS REPORT
The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the Company’s 2009 fiscal year. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.
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
Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for its 2009 fiscal year for filing with the SEC.
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
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial statements.

The index for the Consolidate Financial Statements and Report of Independent Registered Public Accounting Firm can be found on page 17.

2.	Financial statement schedules.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included the Consolidated Financial Statements and Notes thereto.

3.	Exhibits.

A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index immediately following the signature pages of this report. We will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) up written request. Stockholders may request exhibit copies by contacting: Thomas R. Johnson, President, Call Now, Inc., 1 Retama Parkway, Selma, TX 78154.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CALL NOW, INC.

By: Name:	/s/ THOMAS R. JOHNSON Thomas R Johnson
Title:	President, Chief Executive Officer and Director
Date:	March 31, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS R. JOHNSON Thomas R. Johnson	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Accounting Officer)	March 31, 2010

/s/ CHRISTOPHER J. HALL Christopher J. Hall	Chairman and Director	March 31, 2010

/s/ WILLIAM M. ALLEN William M. Allen	Director	March 31, 2010

/s/ BRYAN P. BROWN Bryan P. Brown	Director	March 31, 2010

INDEX TO EXHIBITS

Exhibit	Incorporated By
Number	Reference Note	Description
3(a)	A	Articles of Incorporation of Registrant as filed with the Secretary of State of Nevada on September 3, 1999.

3(c)	C	By-Laws of the Registrant.

8.12	G	Management Agreement for Retama Park.

8.15	L	First Amendment to Management Agreement for Retama Park.

8.16	M	Second Amendment to Management Agreement for Retama Park.

8.17	N	Third Amendment to Management Agreement for Retama Park.

10.3	O	Employment Agreement between Call Now, Inc. and Thomas R. Johnson, dated November 3, 2003. *

10.4	P	Employment Agreement between Retama Entertainment Group and Bryan P. Brown, dated March 31, 2004. *

10.6		Fourth Amendment to Management Agreement forRetama Park.

10.7		Senior Secured Promissory Note between Call Now, Inc. and Penson Worldwide, Inc., dated February 25,2010.

10.8		Purchase and Sale Agreement between Call Now, Inc. and Christopher J. Hall, dated February 11, 2010.

10.9		Director Compensation. *

10.10		Summary of Compensation for Named Executive Officers as of March 29, 2010. *

14	U	Business Ethics and Conduct Policy (Code of Ethics).

21		Subsidiaries

31.1		Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 (filed herewith).
NOTE INCORPORATION BY REFERENCE

A	Incorporated by reference to Exhibit 3(a) of Form 10-KSB for the year ended December 31, 1999.

B	Incorporated by reference to Exhibit 3(b) of Form 10-KSB for the year ended December 31, 1999.

C	Incorporated by reference to Exhibit 3(c) of Form 10-KSB for the year ended December 31, 1999.

E	Incorporated by reference to Exhibit A of Form 8-K filed November 21, 1996.

F	Incorporated by reference to Exhibit B of Form 8-K filed November 21, 1996.

G	Incorporated by reference to Exhibit 8.12 of Form 10-KSB for year ended December 31, 1997.

H	Incorporated by reference to Exhibit 8.13 of Form 10-KSB for year ended December 31, 1998.

I	Incorporated by reference to Exhibit 8.14 of Form 10-KSB for year ended December 31, 1998.

K	Incorporated by reference to Exhibit 10.2 of Form 8-K filed February 8, 2002.

L	Incorporated by reference to Exhibit 8.15 of Form 10-KSB for year ended December 31, 2004.

M	Incorporated by reference to Exhibit 8.16 of Form 10-KSB for year ended December 31, 2004.

N	Incorporated by reference to Exhibit 8.17 of Form 10-KSB for year ended December 31, 2004.

O	Incorporated by reference to Exhibit 10.3 of Form 10-KSB for year ended December 31, 2004. *

P	Incorporated by reference to Exhibit 10.4 of Form 10-KSB for year ended December 31, 2004. *

T	Incorporated by reference to Exhibit 10.5 of Form 10-KSB for year ended December 31, 2005.

U	Incorporated by reference to Exhibit 14 of Form 10-KSB for year ended December 31, 2005.

*	- Indicates a management contract or compensatory plan or agreement.