Form 10-Q
period 2010-03-31
CALL NOW INC
filed 2010-05-14
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated file ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Registrant had 2,003,904 shares of common stock issued and outstanding as of May 14, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$297,786	$17,452
Accounts receivable, net	789,069	789,069
Marketable securities — related party	5,044,285	9,068,353
Marketable securities — other	2,331,390	140,808
Other current assets	129,921	139,696

Total current assets	8,592,451	10,155,378

Furniture, Equipment and Improvements (less accumulated depreciation of $6,277 and $5,296 respectively)	13,344	14,325

Other Assets:
Marketable securities — Retama Develoment Corp.	145,000	145,000
Investments	4,443,435	4,365,136
Notes and interest receivable — Retama Development Corp.	—	5,222,893
Deferred tax asset	346,989	936,601

Total other assets	4,935,424	10,669,630

Total Assets	$13,541,219	$20,839,333

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$653,535	$654,301
Margin loan payable — related party	5,534,213	13,259,281
Deferred taxes payable	317,073	1,463,379

Total current liabilities	6,504,821	15,376,961

Long-term Note Payable and Accrued Interest — Related Party	14,053,486	—

Equity:
Call Now Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 2,003,904 and 2,902,367 outstanding	3,326	3,326
Additional paid-in-capital	7,091,121	7,091,121
Treasury stock, at cost, 1,323,171 and 424,708 shares	(14,499,055)	(3,094,455)
Accumulated other comprehensive income	615,495	2,840,676
Retained earnings (deficit)	(364,412)	(1,502,733)

Total Call Now stockholders’ equity	(7,153,525)	5,337,935
Non-controlling interest	136,437	124,437

Total equity	(7,017,088)	5,462,372

Total Liabilities and Equity	$13,541,219	$20,839,333

See notes to consolidated financial statements

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$1,000,916	$1,323,514
Management fees	60,000	60,000

Total revenues	1,060,916	1,383,514

Expenses
Payroll and payroll related expenses	1,000,916	1,323,514
Corporate general and administrative operations	215,328	153,654

Total expenses	1,216,244	1,477,168

Net Operating (Loss)	(155,328)	(93,654)

Other Income (Expenses)
Interest income — related party	139,907	91,842
Interest income — other	6,130	39,643
Gain on sales of marketable securities — related party	2,068,000	—
Gain on sales of marketable securities — other	—	41,570
Gain on sales of investment — related party	—	107,353
Gain on sales of investment — other	12,179	—
Interest expense — related party	(330,955)	(275,152)

Total other income (expense), net	1,895,261	5,256

Income (loss) before non-controlling interest and income taxes	1,739,933	(88,398)

Income tax expense (benefit)	589,612	(30,341)

Net income (loss) including non-controlling interest	1,150,321	(58,057)

Less: Net income attributable to non-controlling interest	(12,000)	(12,000)

Net Income (Loss) Attributable to Call Now	$1,138,321	$(70,057)

Per Share Data

Basic and diluted income (loss) per share attributed to Call Now common shareholders	$.40	$(.02)

Weighted average common shares outstanding:
Basic	2,837,317	2,902,367
Dilutive	2,837,317	2,902,367
See notes to consolidated financial statements

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss) including non-controlling interest	$1,150,321	$(58,057)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities — related party	(2,068,000)	—
Net realized (gains) on sales of marketable securities — other	—	(41,570)
Net realized (gains) on sales of long-term investments — other	(12,179)	—
Bad debt allowance	60,000	—
Deferred income taxes	589,612	(32,841)
Depreciation	981	981
Changes in operating assets and liabilities
Accounts receivable	(60,000)	(60,000)
Other assets	9,775	(59,862)
Accounts payable and accrued expenses	(767)	(21,695)

Net Cash (Used) by Operating Activities	(330,257)	(273,044)

Investing Activities
Proceeds from sale of note receivable — Retama Development Corp.	5,222,893	—
Proceeds from sales of available-for-sale marketable securities — related party	4,480,000	1,106,364
Proceeds from sales of other long-term investments	88,880	—
Purchase of marketable securities	(3,950,000)	—
Purchase of other long-term investments	(155,000)	(216,835)

Net Cash Provided by Investing Activities	5,686,773	889,529

Financing Activities
Proceeds from margin loan — related party	6,211,299	475,167
Payments on margin loan — related party	(13,936,367)	(1,127,282)
Proceeds from long-term debt — related party	14,053,486	—
Purchase of treasury stock — related party	(11,404,600)	—

Net Cash (Used) by Financing Activities	(5,076,182)	(652,115)

Net Change in Cash and Cash Equivalents	280,334	(35,630)

Cash and cash equivalents at beginning of year	17,452	88,837

Cash and Cash Equivalents at End of Year	$297,786	$53,207

Supplemental Disclosures
Interest paid in cash	$199,469	$275,152
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
The primary operation of the Company is the management of Retama Park Racetrack (“Retama Park”) in Selma, Texas, through an 80% owned subsidiary, Retama Entertainment Group, Inc. (“REG”). Retama Park is owned by the Retama Development Corporation (the “RDC”). The RDC has an agreement with REG to operate and manage Retama Park until November 1, 2020. The RDC, as owner of the facility, reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee.
The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
Noncontrolling Interests: The Company accounts for noncontrolling interests (NCIs) in partially owned consolidated subsidiaries as a separate component of equity. Increases and decreases in the parent’s ownership interest that leave control intact are treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.
Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At March 31, 2010, all of the Company’s marketable securities were available-for-sale. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
Other-than-temporary impairment are recognized through earnings if the Company has the intent to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of our amortized cost basis. Even if the Company does not expect to sell a debt security, the Company must also evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized through earnings. The amount of loss relating to other factors is recorded in accumulated other comprehensive income.
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
NOTE 3 — MARGIN LOAN PAYABLE — RELATED PARTY
The Company has a margin loan payable to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”), which accrues interest at 7.45% as of March 31, 2010. The balance of the margin loan was $5,534,213 at March 31, 2010 and $13,259,281 at December 31, 2009. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan for the three months ended March 31, 2010 and 2009 of $199,469 and $275,152, respectively.
In September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity in the Retama Development Corporation Series B bonds, it should require a 100% margin requirement, effectively making these bonds non-marginable. As a result, the Company received a margin call letter on September 28, 2009 from PFSI notifying the Company that it needed to deposit $5,300,000 in additional cash or margin collateral into its margin loan account by September 30, 2009. The Company did not make the requested deposit by September 30, 2009, nor did the Company make any additional deposits into the margin account for the remainder of the fiscal year ended December 31, 2009. During this current fiscal quarter the Company entered into a Promissory Note in favor of PWI in the principal amount of $13,922,000, the proceeds of which were used to satisfy the Company’s margin requirement. This transaction is further detailed below in Note 14 — Related Party Transactions.
NOTE 4 — INCOME TAXES
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
During the fourth fiscal quarter of 2009, the Company and the law firm that served as legal counsel for the original issuance of the 1997 RDC bonds entered into a Closing Agreement on Final Determination in settlement of issues raised by the IRS in the examination of the 1997 RDC bonds. The terms of the settlement consist of two components: 1.) there shall be a payment made to the IRS in the amount of $773,750. $375,000 of this amount will be paid by the law firm that provided the legal opinion for the 1997 RDC bond issue and will be funded at the time of final execution of the documents by the IRS. The Company will pay the remaining $398,750 over the next three years with $133,750 due on or before July 1, 2010, $135,000 due on or before July 1, 2011 and $130,000 due on or before July 1, 2012; and 2.) 35% of the Series B bonds, or $30,425,000 face amount of the $86,925,000 outstanding, shall be converted to taxable bonds. In favor of the cash contribution to be made by the Company, the majority of the other holders of the Series B bonds agreed to a higher percentage of their bonds to be converted to taxable bonds, resulting in the Company agreeing to convert only $4,897,500, or 11.14%, of the $43,962,500 Series B bonds held by the Company to taxable bonds. The Company has accrued the entire $398,750 as a liability as of December 31, 2009. The Company received final execution by the IRS of the closing documents in March 2010.
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
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended March 31, 2010
Basic EPS:
Net income attributed to Call Now, Inc.	$1,138,321	2,837,317	$0.40
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$1,138,321	2,837,317	$0.40

Three Months Ended March 31, 2009
Basic EPS:
Net income attributed to Call Now, Inc.	$(70,057)	2,902,367	$(0.02)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$(70,057)	2,902,367	$(0.02)
NOTE 6 — MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheets and their approximate market values are as follows at March 31, 2010 and December 31, 2009:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
March 31, 2010	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities, PWI common stock, see Note 7	$2,416,448	$2,627,837	$—	$5,044,285
Municipal bonds	4,141,575	—	(1,810,185)	2,331,390

	$6,558,023	$2,627,837	$(1,810,185)	$7,375,675

Non-current Assets, available-for-sale:
RDC Series A bonds	30,083	114,917	—	145,000

Total available-for-sale securities	$6,588,106	$2,742,753	$(1,810,185)	$7,520,675

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
December 31, 2009	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities, PWI common stock, see Note 7	$4,828,448	$4,239,905	$—	$9,068,353
Municipal bonds	191,575	—	(50,767)	140,808

	$5,020,023	$4,239,905	$(50,767)	$9,209,161

Non-current Assets, available-for-sale:
RDC Series A bonds	30,083	114,917	—	145,000

Total available-for-sale securities	$5,050,106	$4,354,822	$(50,767)	$9,354,161

Unrealized gains on marketable securities available-for-sale at March 31, 2010 and December 31, 2009 are shown net of income taxes as a component of stockholders’ equity.
The Company has seven debt securities in an unrealized loss position at March 31, 2010. The unrealized loss on those securities at March 31, 2010 is $1,810,185 and the market value is $2,321,390. The Company does not consider these investments to be other-than-temporarily impaired.

NOTE 7 — MARKETABLE SECURITIES — RELATED PARTY
In March 2010, the Company completed a transaction with the Company’s Chairman and majority shareholder, Christopher J. Hall, where the Company, in part, transferred to Mr. Hall 500,000 shares of Penson Worldwide, Inc. (“PWI”) (Nasdaq:PNSN) common stock valued at $4,480,000, or $8.96 per share, leaving a balance of 500,922 shares of PWI common stock owned by the Company with a market value of $5,044,285 at March 31, 2010, based on a closing stock price of $10.07 per share. At December 31, 2009 the Company held 1,000,922 shares of PWI common stock with a market value of $9,068,353 based on a year-end closing stock price of $9.06 per share. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $5,534,213 at March 31, 2010 and $13,259,281 at December 31, 2009. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
In exchange for the shares of PWI transferred to Mr. Hall the Company received, in part, $3,200,000 face amount of Leon County FL Educational Facilities Authority (Southgate Dormitory) Series B, 7.625% due 9/1/28 bonds, valued at $2,080,000 at the time of the exchange, or $.65/$1.00, and $2,200,000 face amount of Cambridge Student Housing Financing Revenue Series C, 9.70% due 11/1/39 bonds, valued at $1,870,000 at the time of the exchange, or $.85/$1.00. Please refer to Note 14 — Related Party Transactions in this form 10-Q for complete details of this transaction.
The Company owns $145,000 face amount of the Retama Development Corporation Special Facilities Revenue bonds, Series A (“Series A Bonds”) at March 31, 2010 and December 31, 2009, which are classified as long-term. The Series A Bonds are secured by a senior lien on the Retama Park racetrack facility. The face amount of the Series A Bonds outstanding is $6,150,000 at March 31, 2010 and $6,250,000 at December 31, 2009.
The Company owns $43,962,500 face amount of the Retama Development Corporation Special Facilities Revenue Series B (“Series B Bonds”) at March 31, 2010 and December 31, 2009. The Company’s entire position of Series B bonds have been pledged as collateral for the Promissory Note described in Note 3 — Margin Loan Payable — Related Party. The Series B Bonds are secured by the excess cash flow of the Retama Park racetrack facility that is subordinate to the Series A Bonds and the Funding Agreement (discussed in Note 9). The face amount of the Series B Bonds outstanding is $86,925,000 at March 31, 2010 and December 31, 2009. The Company’s carrying value (investment) in the Series B bonds was written down to $0 in 2006.
NOTE 8 — INVESTMENTS
The Company’s other investments have not incurred any significant changes since December 31, 2009. For more information, see the discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
NOTE 9 — NOTES AND INTEREST RECEIVABLE — RETAMA DEVELOPMENT CORPORATION
As part of the RDC’s bankruptcy and debt refinancing in 1996 and 1997, the Company entered into an agreement with the RDC that required the Company to fund any operating losses of the RDC for a period of up to 2 years (the “Funding Agreement”). As more fully detailed in Note 14 — Related Party Transactions in this Form 10-Q, in March 2010 the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder, the full principal and interest value of the Funding Agreement, valued at $3,627,569 in principal and $1,727,859 in accrued interest, to Mr. Hall with cash and additional securities in exchange a portion of two unrelated municipal bond issues and shares of the Company’s stock. Following this transaction, the Company no longer has an interest in the Funding Agreement.
NOTE 10 — INTERST INCOME RECOGNITION — RETAMA DEVELOPMENT CORPORATION
During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. In 2009, the Company recognized the accrued interest on the RDC note as income through September 30, 2009; however, as of October 1, 2009, the Company elected to suspend further recognition of interest income due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment. Following the transaction further detailed in Note 14 — Related Party Transaction, the Company has recognized the accrued interest on the RDC note from October 1, 2009 through January 31, 2010.

NOTE 11 — CONTINGENCY
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
NOTE 12 — COMPREHENSIVE INCOME ATTRIBUTED TO CALL NOW, INC.
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2010	2009
Net income (loss) attributed to Call Now as reported	$1,138,321	$(70,057)

Other comprehensive income:
Change in fair market value of available-for-sale securities	(3,371,486)	(1,361,359)
Income tax effect	1,146,305	462,862

Total comprehensive income (loss) attributed to Call Now	$(1,086,860)	$(968,554)

NOTE 13 — FAIR VALUE MEASUREMENTS
ASC topic 820 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).
The three levels of the fair value hierarchy defined by the standard are as follows:
Level 1: Quoted prices are available in active markets for identical asset or liabilities;

Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2010. As required by ASC topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$5,044,284	$—	$—	$5,044,284
Marketable securities — other	2,476,390	—	—	2,331,390

Liabilities:
None	$—	$—	$—	$—
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
$11,404,600 for 898,463 shares of Call Now, Inc. common stock to be held as Treasury stock;
$2,080,000 for Leon County FL Educational Facilities Authority (Southgate) Series B Bond, $3,200,000 principal amount, 7.625% due September 1, 2028; and
$1,870,000 for Cambridge Student Housing Financing Revenue Series C Bond, $2,200,000 principal amount, 9.70% due November 1, 2039.
In consideration of the foregoing, the Company transferred and paid to Mr. Hall the following:
$5,355,428 in valuation for the Retama Development Corporation Funding Agreement, representing $3,627,569 principal and $1,727,859 interest;
$4,480,000 in valuation for 500,000 shares of Penson Worldwide, Inc. common stock; and
$5,511,800 in cash.
Refer also to Note 3 — Margin Loan Payable, Note 7 — Marketable Securities — Related Party and Note 9 — Notes and Interest Receivable — Related Party above for additional details pertaining to additional related party relationships.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward Looking Statements
The following discussion and analysis of financial condition and results of operations may contain forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-K for the year ended December 31, 2009. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
Overview
Call Now, Inc. (the “Company”) was organized under the laws of the State of Florida on September 24, 1990 under the name Rad San, Inc. The Company changed its name to Phone One International, Inc. in January 1994 and to Call Now, Inc. in December 1994. The Company changed its domicile to the state of Nevada in 1999.
Retama Park Racetrack
The Company is primarily engaged in the operation and management of Retama Park, a horse racetrack located in Selma, TX just outside of San Antonio, through our 80% owned subsidiary, Retama Entertainment Group, Inc. (“REG”). REG is responsible for all of the day-to-day operational activities at Retama Park including: the presentation of a Quarter Horse Meet in the Spring and a Thoroughbred Meet in late Summer and Fall; daily simulcasting of other racetracks from around the country; the operation of all food and beverage outlets that include a Turf and Field Club, fine dining, a sports bar and concession stands; all regulatory responsibilities with the Texas Racing Commission; and the pursuit of additional legislation from the Texas Legislature that would be favorable to Retama Park, such as other forms of gaming. On January 1, 2010, the management agreement was extended to November 1, 2020.
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
The facility and real estate are owned by the Retama Development Corporation (the “RDC”), a municipal subdivision of the city of Selma, TX, and it is encumbered by $6,150,000 Senior Series A Bonds and $86,925,000 Subordinate Series B Bonds. In addition to the management relationship, the Company also maintains a substantial investment in the facility through holdings of a portion of the Retama Development Corporation Special Facilities Revenue Refunding Bonds and additional loans through the Funding Agreement. (See Notes to Consolidated Financial Statements, Note 7 — Marketable Securities — Related Party and Note 9 — Notes and Interest Receivable — Retama Development Corporation for additional details.)
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
In accordance with ASC topic 320, the Company fully impaired the Series B Bonds in 2006 based on the limited available market, the uncertainty of principal or interest payments to be made in the foreseeable future and the subordinated lien on the collateral.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a pre-tax gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. In August 2008, the Company sold 30,000 shares of PWI common stock, leaving a balance of 1,100,922. In August 2009, the Company sold 100,000 shares of PWI common stock, leaving a balance of 1,000,922. In March 2010, the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder, 500,000 shares of PWI common stock in exchange for certain municipal bonds and Company common stock. (See Notes to Consolidated Financial Statements, Note 14 — Related Party Transactions for additional details.) Following this transaction, the Company owns 500,922 shares of PWI common stock, which represents an appoximate 1.95% ownership interest as of March 31, 2010. As of March 31, 2010 the recognized other comprehensive income from the increase in value of the PWI common stock was approximately $2,628,000.
The Company has a margin loan payable to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”). In September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity in the Retama Development Corporation Series B bonds, it should require a 100% margin requirement, effectively making these bonds non-marginable. As a result, the Company received a margin call letter on September 28, 2009 from PFSI notifying the Company that it needed to deposit $5,300,000 in additional cash or margin collateral into its margin loan account by September 30, 2009. The Company did not make the requested deposit by September 30, 2009, nor did the Company made any additional deposits into the margin account for the remainder of the fiscal year ended December 31, 2009. During this current fiscal quarter the Company entered into a Promissory Note in favor of PWI in the principal amount of $13, 922,000, the proceeds of which were used to satisfy the Company’s margin requirement.

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
As a Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At March 31, 2010 and December 31, 2009, the Company’s investment totaled approximately $3.20 million. Construction of project was completed in 2008 and the occupancy as of March 31, 2010 was approximately 94%.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide ninety-five percent (95%) of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn (“The Cambridge”). The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serve as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid fifty percent (50%) to the general partner and fifty percent (50%) to the limited partner. Due to a significant number of dormitory units constructed by Auburn University that were completed just prior to the 2009-2010 school year, occupancy at The Cambridge suffered a significant decline, with current occupancy at approximately 26%. As a result the Company, as a limited partner, has contributed an additional $155,000 during the three months ended March 31, 2010 to CA, LP for operating expenses and debt service. It is the Company’s belief that this situation is temporary and the Auburn student housing environment will normalize as the leasing season for the 2010-2011 school year approaches. As of March 31, 2010 and December 31, 2009, the Company’s investment totaled approximately $1.24 million and $1.08 million, respectively.
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
Valuation of Penson Worldwide, Inc. Common Stock
The Penson Worldwide, Inc. (“PWI”) (Nasdaq: PNSN) common stock is valued at the market value of the shares held by the Company at the close of business on March 31, 2010, the last trading day of the fiscal quarter. Based on a closing price of $10.07 per share and a position of 500,922 shares, the Company’s holdings of PWI common stock is valued at $5,044,285 as of March 31, 2010. The Company held 1,000,922 shares of PWI common stock as of December 31, 2009 and the holdings were valued at $9,068,353 at that time.
Notes and Interest Receivable — Retama Development Corporation
The Company has provided advances to the RDC primarily to meet the RDC’s interest and sinking fund obligations on its Series A Bonds. Such advances are entirely at the discretion of the Company and are documented by promissory notes secured by a second lien mortgage on the Retama Park racetrack real estate and facilities, which is subordinated to the RDC Series A Bonds and Converted Series B Bonds, if any. We estimate at the end of each reporting period the valuation and collectibility of the RDC note and any interest that has been recognized as income, and report the total amount as other assets in our consolidated balance sheet. As more fully detailed in Note 14 — Related Party Transactions of the unaudited financial statements for the period ending March 31, 2010, in February 2010 the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder the full principal and interest value of the Funding Agreement, valued at $3,627,569 in principal and $1,727,859 in interest, to Mr. Hall with cash and additional securities in exchange a portion of two unrelated municipal bond issues and shares of the Company’s stock. Following this transaction, the Company no longer has an interest in the Funding Agreement.
Interest Income Recognition — Retama Development Corporation
During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. In 2009, the Company recognized the accrued interest on the RDC note as income through September 30, 2009; however, as of October 1, 2009, the Company elected to suspend further recognition of interest income until events and circumstances dictated otherwise. Due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment, the Company deemed it appropriate to suspend the income recognition of the interest on the RDC note commencing October 1, 2009. Following the transaction further detailed in Note 14 — Related Party Transaction in this Form 10-Q, the Company has recognized the accrued interest on the RDC note from October 1, 2009 through January 31, 2010.

Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company follows ASC topic 740, “Accounting for Uncertainty in Income Taxes", which defines the confidence level that a tax position must meet in order to be recognized in the financial statements. This standard requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This standard also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with this standard and the amount previously taken or expected to be taken in a tax return.
Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO MARCH 31, 2009
RESULTS OF OPERATIONS
     a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months ended March 31, 2010 was $1,060,916, compared to $1,323,514 for the three months ended March 31, 2009. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, revenue for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, is the result of hosting live thoroughbred racing in January 2009 with no live race dates in the first quarter of 2010. Live racing at Retama Park requires additional personnel and, therefore, results in higher reimbursements to REG for payroll and payroll related expenses.
     Interest Income
Interest income for the three months ended March 31, 2010 was $146,037 compared to $131,845 for the three months ended March 31, 2009. The Company experienced an increase in interest income as a result of the recognition of accrued interest on the RDC Note from October 1, 2009 through January 31, 2010. However, this was partially offset by a decline in other investment income attributed to fewer income producing municipal bonds and Cambridge at Auburn no longer paying a preferred return due to the decline in occupancy.
     b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months ended March 31, 2010 was $1,216,244 compared to $1,477,168 for the three months ended March 31, 2010. The similarity in expenses for the three months ended March 31, 2010 as compared to the year ago period, is directly related to the similarity in the racing schedule and payroll at Retama Park as further detailed in the Revenue section above.

     Income Tax
The Company recognized a federal income tax expense for the three months ended March 31, 2010 of $589,612 compared to a benefit of $30,341 for the same period ended March 31, 2009. The Company’s total federal income tax does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income. The income tax for the current quarter is substantially attributable to the realized capital gain on the disposition of 500,000 shares of Penson Worldwide, Inc. common stock.
LIQUIDITY AND CAPITAL RESOURCES
During the three months ended March 31, 2010, the Company’s operating activities used cash of $330,257 compared to $273,044 cash used for the three months ended March 31, 2009. The increase in cash used is largely attributed to greater capital gains realized on the sale of marketable securities for the three months ended March 31, 2010 as compared to the nine months ended March 31, 2009.
The Company maintains an investment account that utilizes a margin loan collateralized by the Company’s marketable securities. Typically, the Company had the ability to borrow up to 75% of the value of the securities held as collateral in the margin account and has utilized this borrowing availability to provide operating liquidity. In September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity, the Retama Development Corporation Series B Bonds should require a 100% margin requirement, effectively making these bonds non-marginable. Although the Company has successfully restructured this margin account (see Note 3 — Margin Loan Payable — Related Party and Note 14 — Related Party Transactions), the Company’s margin loan availability remains constrained. See below for a comparison of the margin loan availability as of December 31, 2009 as compared to March 31, 2010.

	As of December 31, 2009	As of March 31, 2010
Margin value of Retama Series B Bonds	$—	$—
Margin value of all other marketable securities	$9,259,476	$7,425,973
Total margin value of marketable securities	$259,476	$7,425,973

Maximum loan based on 75% loan-to-value	$6,944,607	$5,569,479
Margin loan outstanding	$13,259,281	$5,534,213
Margin loan availability (call)	$(6,314,674)	$35,266
In response to the Company’s continued operating losses and current constriction of borrowing availability under its margin account, the Company is currently pursuing solutions including assessing the sale of certain assets and marketable securities in order to provide additional liquidity.
In the past the Company has provided loans to the RDC but has had no obligation to do so since 1999. These loans were provided to support the continued operation of Retama Park as a Class I racetrack while pursuing the approval of additional forms of gaming at Texas racetracks. We anticipate that the profits from additional gaming operations at Retama Park, if approved, would provide sufficient cash flow to the RDC to enable the Series B Bonds to be repaid in full. We believe our holdings of RDC Series A Bonds in the amount of $145,000 are fully secured by the collateral security in the Retama Park facilities and real estate and would be repaid even if the operations of Retama Park racetrack were terminated. It should also be noted that the loans provided to the RDC have historically been funded from draws against our margin accounts. Given the current status of our margin account as detailed above and our limited ability to derive liquidity, it seems unlikely that the Company will be able to provide additional funding in the foreseeable future unless we are successful in liquidating other assets of the Company.
OFF-BALANCE SHEET ARRANGEMENTS
We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to new disclosures about fair value measurements and clarification on certain existing disclosure requirements. This guidance requires new disclosures on significant transfers in and out of Level 1 and Level 2 categories of fair value measurements. This guidance also clarifies existing requirements on (i) the level of disaggregation in determining the appropriate classes of assets and liabilities for fair value measurement disclosures, and (ii) disclosures about inputs and valuation techniques. The Company has adopted the provisions of this guidance, except for the new disclosures around the activity in Level 3 categories of fair value measurements which will be adopted on January 1, 2011, as required. There was no material impact on the consolidated financial statements resulting from the adoption of this guidance.
In January 2010, the FASB issued guidance related to accounting and reporting for decreases in ownership of a subsidiary. This guidance clarifies the scope of the requirements surrounding the decrease in ownership of a subsidiary and expands the disclosure requirements for deconsolidation of a subsidiary or de-recognition of a group of assets. The Company has adopted the provisions of this guidance. There was no material impact on the consolidated financial statements resulting from the adoption of this guidance.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Because we are a smaller reporting company, this Item is not applicable to us.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFOMRATION
ITEM 1. LEGAL PROCEEDINGS
          Not Applicable.
ITEM 1A. RISK FACTORS
          Because we are a smaller reporting company, this Item is not applicable to us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Maximum Number of
			Shares Purchased as	Shares the May Yet
			Part of Publicly	to Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
March 1, 2010 — March 31, 2010	898,463	$12.69	0	0
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not Applicable.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
          Not Applicable.
ITEM 6. EXHIBITS
          The following exhibits are filed as part of this report:

Exhibit No.	Title of Document
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Call Now, Inc.

/s/ Thomas R. Johnson Thomas R. Johnson
Chief Executive Officer and
Chief Financial Officer
May 14, 2010