Form 10-Q
period 2010-06-30
CALL NOW INC
filed 2010-08-16
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☑
Registrant had 2,013,877 shares of common stock issued and outstanding as of August 16, 2010.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$57,088	$17,452
Accounts receivable, net	789,069	789,069
Marketable securities — related party	2,825,200	9,068,353
Marketable securities — other	2,852,064	140,808
Other current assets	247,684	139,696

Total current assets	6,771,105	10,155,378

Furniture, Equipment and Improvements (less accumulated depreciation of $7,258 and $5,296 respectively)	12,363	14,325

Other Assets:
Marketable securities — Retama Development Corp.	140,000	145,000
Investments	4,503,434	4,365,136
Notes and interest receivable — Retama Development Corp.	—	5,222,893
Deferred tax asset	771,362	936,601

Total other assets	5,414,796	10,669,630

Total Assets	$12,198,264	$20,839,333

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$546,215	$654,301
Margin loan payable — related party	5,578,501	13,259,281
Deferred taxes payable	—	1,463,379

Total current liabilities	6,124,716	15,376,961

Long-term Note Payable and Accrued Interest — Related Party	14,405,403	—

Equity:
Call Now Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 2,013,877 and 2,902,367 outstanding	3,326	3,326
Additional paid-in-capital	7,091,121	7,091,121
Treasury stock, at cost, 1,313,198 and 424,708 shares	(14,372,488)	(3,094,455)
Accumulated other comprehensive income (loss)	(465,171)	2,840,676
Retained earnings (deficit)	(737,080)	(1,502,733)

Total Call Now stockholders’ equity (deficit)	(8,480,292)	5,337,935
Non-controlling interest	148,437	124,437

Total equity (deficit)	(8,331,855)	5,462,372

Total Liabilities and Equity	$12,198,264	$20,839,333

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Reimbursement of payroll and payroll related expenses	$1,009,559	$1,020,732	$2,010,475	$2,344,246
Management fees	60,000	60,000	120,000	120,000

Total Revenues	1,069,559	1,080,732	2,130,475	2,464,246

Expenses
Payroll and payroll related expenses	1,009,559	1,020,732	2,010,475	2,344,246
Corporate general and administrative operations	261,135	214,457	476,463	368,111

Total expenses	1,270,694	1,235,189	2,486,938	2,712,357

Net Operating (Loss)	(201,135)	(154,457)	(356,463)	(248,111)

Other Income (Expenses)
Interest income — related party	—	94,448	139,907	186,290
Interest income — other	118,209	37,269	124,339	76,912
Gain on sales of marketable securities — related party	3,963	—	2,071,963	—
Gain (loss) on sales of marketable securities — other	(10,001)	—	(10,001)	41,570
Gain on sales of investment — related party	—	—	—	107,353
Gain on sales of investment — other	—	—	12,179	—
Interest expense — related party	(456,443)	(282,458)	(787,398)	(557,610)

Total other income (expense), net	(344,272)	(150,741)	1,550,989	(145,485)

Income (loss) before non-controlling interest and income taxes	(545,407)	(305,198)	1,194,526	(393,596)

Income tax expense (benefit)	(184,739)	(104,020)	404,873	(134,361)

Net income (loss) including non-controlling interest	(360,668)	(201,178)	789,653	(259,235)

Less: Net income attributable to non-controlling interest	12,000	12,000	24,000	24,000

Net Income (Loss) Attributable to Call Now	$(372,668)	$(213,178)	$765,653	$(283,235)

Per Share Data

Basic and diluted income (loss) per share attributed to Call Now common shareholders	$(.19)	$(.07)	$.32	$(.09)

Weighted average common shares outstanding:
Basic	2,005,657	2,902,367	2,419,190	2,902,367
Dilutive	2,005,657	2,902,367	2,419,190	2,902,367
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss) including non-controlling interest	$789,653	$(259,235)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities — related party	(2,071,963)	—
Net realized (gains) loss on sales of marketable securities — other	10,001	(41,570)
Net realized (gains) on sales of long-term investments — other	(12,179)	—
Bad debt allowance	—	—
Deferred income taxes	404,873	(132,122)
Depreciation	1,962	1,962
Changes in operating assets and liabilities
Accounts receivable	—	(120,000)
Other current assets	(107,988)	(149,884)
Accounts payable and accrued expenses	(108,087)	(20,831)

Net Cash (Used) by Operating Activities	(1,093,728)	(721,680)

Investing Activities
Proceeds from sale of note receivable — Retama Development Corp.	5,222,893	—
Proceeds from sales of available-for-sale marketable securities — related party	4,480,000	—
Proceeds from sales of available-for-sale marketable securities — other	59,999	1,106,364
Proceeds from sales of other long-term investments	88,880	—
Purchase of marketable securities	(3,950,000)	—
Purchase of other long-term investments	(214,998)	(216,835)

Net Cash Provided by Investing Activities	5,686,774	889,529

Financing Activities
Proceeds from margin loan — related party	6,315,825	907,700
Payments on margin loan — related party	(13,996,605)	(1,127,282)
Proceeds from long-term debt — related party	14,405,403	—
Purchase of treasury stock — related party	(11,404,600)	—
Sales of treasury stock — related party	126,567	—

Net Cash (Used) by Financing Activities	(4,553,410)	(219,582)

Net Change in Cash and Cash Equivalents	39,636	(51,733)

Cash and cash equivalents at beginning of year	17,452	88,837

Cash and Cash Equivalents at End of Year	$57,088	$37,104

Supplemental Disclosures
Interest paid in cash	$787,398	$557,610
Income tax paid in cash	—	—
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
Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At June 30, 2010, all of the Company’s marketable securities were available-for-sale. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
Other-than-temporary impairments are recognized through earnings if the Company has the intent to sell the debt security or if it is more likely than not that the Company will be required to sell the debt security before recovery of our amortized cost basis. Even if the Company does not expect to sell a debt security, the Company must also evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized through earnings. The amount of loss relating to other factors is recorded in accumulated other comprehensive income.
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
NOTE 3 — MARGIN LOAN PAYABLE — RELATED PARTY
The Company has a margin loan payable to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”), which accrues interest at 7.45% as of June 30, 2010. The balance of the margin loan was $5,578,501 at June 30, 2010 and $13,259,281 at December 31, 2009. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan for the three months ended June 30, 2010 and 2009 of $104,526 and $282,458, respectively, and for the six months ended June 30, 2010 and 2009 of $303,995 and 557,610, respectively.
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
During the fourth fiscal quarter of 2009, the Company and the law firm that served as legal counsel for the original issuance of the 1997 RDC bonds entered into a Closing Agreement on Final Determination in settlement of issues raised by the IRS in the examination of the 1997 RDC bonds. The terms of the settlement consist of two components: 1.) there shall be a payment made to the IRS in the amount of $773,750. $375,000 of this amount will be paid by the law firm that provided the legal opinion for the 1997 RDC bond issue and will be funded at the time of final execution of the documents by the IRS. The Company will pay the remaining $398,750 over the next three years with $133,750 due on or before July 1, 2010, $135,000 due on or before July 1, 2011 and $130,000 due on or before July 1, 2012; and 2.) 35% of the Series B bonds, or $30,425,000 face amount of the $86,925,000 outstanding, shall be converted to taxable bonds. In favor of the cash contribution to be made by the Company, the majority of the other holders of the Series B bonds agreed to a higher percentage of their bonds to be converted to taxable bonds, resulting in the Company agreeing to convert only $4,897,500, or 11.14%, of the $43,962,500 Series B bonds held by the Company to taxable bonds. The Company has accrued the entire $398,750 as a liability as of December 31, 2009. The Company received final execution by the IRS of the closing documents in March 2010 and made the first payment of $133,750 in June 2010, per the agreement.
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

The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months Ended June 30, 2010
Basic EPS:
Net (loss) attributed to Call Now, Inc.	$(372,668)	2,005,657	$(0.19)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$(372,668)	2,005,657	$(0.19)

Three Months Ended June 30, 2009
Basic EPS:
Net income attributed to Call Now, Inc.	$(213,178)	2,902,367	$(0.07)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$(213,178)	2,902,367	$(0.07)

Six Months Ended June 30, 2010
Basic EPS:
Net income attributed to Call Now, Inc.	$765,653	2,419,190	$0.32
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$765,653	2,419,190	$0.32

Six Months Ended June 30, 2009
Basic EPS:
Net income attributed to Call Now, Inc.	$(283,235)	2,902,367	$(0.09)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$(283,235)	2,902,367	$(0.09)
NOTE 6 — MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheets and their approximate market values are as follows at June 30, 2010 and December 31, 2009:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
June 30, 2010	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities, PWI common stock, see Note 7	$2,416,448	$408,752	$—	$2,825,200
Municipal bonds	4,076,575	—	(1,224,511)	2,852,064

	$6,493,023	$408,752	$(1,224,511)	$5,677,264

Non-current Assets, available-for-sale:
RDC Series A bonds	29,046	110,954	—	140,000

Total available-for-sale securities	$6,522,069	$519,706	$(1,224,511)	$5,817,264

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
December 31, 2009	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities, PWI common stock, see Note 7	$4,828,448	$4,239,905	$—	$9,068,353
Municipal bonds	191,575	—	(50,767)	140,808

	$5,020,023	$4,239,905	$(50,767)	$9,209,161

Non-current Assets, available-for-sale:
RDC Series A bonds	30,083	114,917	—	145,000

Total available-for-sale securities	$5,050,106	$4,354,822	$(50,767)	$9,354,161

Unrealized gains and losses on marketable securities available-for-sale at June 30, 2010 and December 31, 2009 are shown net of income taxes as a component of stockholders’ equity.
The Company has seven debt securities in an unrealized loss position at June 30, 2010. The unrealized loss on those securities at June 30, 2010 is $1,224,511 and the market value is $2,852,064. The Company does not consider these investments to be other-than-temporarily impaired.
NOTE 7 — MARKETABLE SECURITIES — RELATED PARTY
In March 2010, the Company completed a transaction with the Company’s Chairman and majority shareholder, Christopher J. Hall, where the Company, in part, transferred to Mr. Hall 500,000 shares of Penson Worldwide, Inc. (“PWI”) (Nasdaq:PNSN) common stock valued at $4,480,000, or $8.96 per share. The Company continues to own 500,922 shares of PWI common stock a market value of $2,825,200 at June 30, 2010, based on a closing stock price of $5.64 per share. At December 31, 2009 the Company held 1,000,922 shares of PWI common stock with a market value of $9,068,353 based on a year-end closing stock price of $9.06 per share. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $5,578,501 at June 30, 2010 and $13,259,281 at December 31, 2009. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
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
The Company owns $140,000 face amount of the Retama Development Corporation Special Facilities Revenue bonds, Series A (“Series A Bonds”) at June 30, 2010 and December 31, 2009, which are classified as long-term. The Series A Bonds are secured by a senior lien on the Retama Park racetrack facility. The face amount of the total Series A Bonds outstanding is $6,150,000 at June 30, 2010 and $6,250,000 at December 31, 2009.
The Company owns $43,962,500 face amount of the Retama Development Corporation Special Facilities Revenue Series B (“Series B Bonds”) at June 30, 2010 and December 31, 2009. The Company’s entire position of Series B bonds have been pledged as collateral for the Promissory Note described in Note 3 — Margin Loan Payable — Related Party. The Series B Bonds are secured by the excess cash flow of the Retama Park racetrack facility that is subordinate to the Series A Bonds and the Funding Agreement (discussed in Note 9). The face amount of the Series B Bonds outstanding is $86,925,000 at June 30, 2010 and December 31, 2009. The Company’s carrying value (investment) in the Series B bonds was written down to $0 in 2006.
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
NOTE 10 — INTERST INCOME RECOGNITION — RETAMA DEVELOPMENT CORPORATION
During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. In 2009, the Company recognized the accrued interest on the RDC note as income through September 30, 2009; however, as of October 1, 2009, the Company elected to suspend further recognition of interest income due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment. Following the transaction further detailed in Note 14 — Related Party Transaction, the Company has recognized the accrued interest on the RDC note from October 1, 2009 through February 25, 2010, when the note was transferred to Christopher J. Hall.
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
NOTE 12 — COMPREHENSIVE INCOME ATTRIBUTED TO CALL NOW, INC.
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss) attributed to Call Now as reported	$(372,668)	$(213,178)	$765,653	$(283,235)

Other comprehensive income (loss):
Change in fair market value of available-for-sale securities	(1,637,373)	2,776,237	(5,008,860)	1,414,879
Income tax effect	556,707	(943,921)	1,703,012	(481,058)

Total comprehensive income (loss) attributed to Call Now	$(1,453,334)	$1,619,138	$(2,540,195)	$650,586

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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that are accounted for at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$2,825,200	$—	$—	$2,825,200
Marketable securities — other	2,852,064	—	—	2,852,064
Marketable securities — Retama Dev. Corp. — Series A	—	—	140,000	140,000

Liabilities:
None	$—	$—	$—	$—

	December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$9,068,353	$—	$—	$9,068,353
Marketable securities — other	140,808	—	—	140,808
Marketable securities — Retama Dev. Corp. — Series A	—	—	145,000	145,000

Liabilities:
None	$—	$—	$—	$—
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
On June 15, 2010 Mr. Hall contributed $126,567 to the Company to be used for operating capital. This contribution was recognized as a sale of Treasury Stock by the Company to Mr. Hall of 9,973 shares of the Company’s stock at $12.69 per share.
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
Retama Park Racetrack
The Company is primarily engaged in the operation and management of Retama Park, a horse racetrack located in Selma, TX just outside of San Antonio, through our 80% owned subsidiary, Retama Entertainment Group, Inc. (“REG”). REG is responsible for all of the day-to-day operational activities at Retama Park including: live racing; daily simulcasting of other racetracks from around the country; the operation of all food and beverage outlets that include a Turf and Field Club, fine dining, a sports bar and concession stands; all regulatory responsibilities with the Texas Racing Commission; and the pursuit of additional legislation from the Texas Legislature that would be favorable to Retama Park, such as other forms of gaming. Effective January 1, 2010, the management agreement was extended to November 1, 2020.
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
We have been actively pursuing the legalization of additional gaming at Texas racetracks a coalition of Texas racetracks that includes the other two Class I tracks, Lone Star Park and Sam Houston Race Park. If the legalization of additional forms of gaming is approved at Texas racetracks, it is anticipated that the profit from this operation would provide sufficient cash flow to enable both the Series A and Series B bonds to be repaid. However, there can be no assurance that the Texas legislature and governor will approve such additional gaming and, if approved, whether the structure and taxation on such additional gaming would benefit the Company. There is substantial opposition to expanding gaming operations in Texas and no such expansion was approved during the 2009 Texas legislative session. Retama Park is experiencing strong competition from other gaming alternatives from the on-line gaming and surrounding states with other forms gaming, as well as from other entertainment venues in its market area. We expect these factors to continue to adversely affect the liquidity of REG in the absence of legislation allowing additional gaming.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a pre-tax gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. In August 2008, the Company sold 30,000 shares of PWI common stock, leaving a balance of 1,100,922. In August 2009, the Company sold 100,000 shares of PWI common stock, leaving a balance of 1,000,922. In March 2010, the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder, 500,000 shares of PWI common stock in exchange for certain municipal bonds and Company common stock. (See Notes to Consolidated Financial Statements, Note 14 — Related Party Transactions for additional details.) Following this transaction, the Company owns 500,922 shares of PWI common stock, which represents an appoximate 1.94% ownership interest as of June 30, 2010. As of June 30, 2010 the recognized other comprehensive income from the increase in value of the PWI common stock was approximately $409,000.
The Company has a margin loan payable to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”). In September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity in the Retama Development Corporation Series B bonds, it should require a 100% margin requirement, effectively making these bonds non-marginable. As a result, the Company received a margin call letter on September 28, 2009 from PFSI notifying the Company that it needed to deposit $5,300,000 in additional cash or margin collateral into its margin loan account by September 30, 2009. The Company did not make the requested deposit by September 30, 2009, nor did the Company made any additional deposits into the margin account for the remainder of the fiscal year ended December 31, 2009. In February 2010 the Company entered into a Promissory Note in favor of PWI (the “PWI Note”) in the principal amount of $13, 922,000, the proceeds of which were used to satisfy the Company’s margin requirement.

The PWI Note accumulates interest at a rate of 10% per year with a maturity of February 25, 2012. In addition, the Company has granted PWI a carried interest equal to 8% of the proceeds from its holdings of Retama Development Corp. B Bonds. If the Company irrevocably repays the Promissory Note prior to the first anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to zero. If the Company repays the Promissory Note prior to the second anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to 4%. The carried interest entitles the lender to a percentage of all income, principal and other proceeds (in whatever form) from or in respect of the Retama Development Corp. B Bonds of any kind whether on account of interest, redemption of principal, proceeds of sale, pledge or other transfer or disposition of the Bonds, insurance proceeds, tax refunds, or otherwise made or payable in respect of any of the Bonds. The carried interest survives the repayment of the Promissory Note. The Promissory Note is secured by a lien on substantially all of the Company’s assets.
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
As a Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. At June 30, 2010 and December 31, 2009, the Company’s investment totaled approximately $3.12 million. Construction of project was completed in 2008 and the occupancy as of June 30, 2010 was approximately 94%.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide ninety-five percent (95%) of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn (“The Cambridge”). The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serve as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid fifty percent (50%) to the general partner and fifty percent (50%) to the limited partner. Due to a significant number of dormitory units constructed by Auburn University that were completed just prior to the 2009-2010 school year, occupancy at The Cambridge suffered a significant decline, with current occupancy at approximately 26%. As a result the Company, as a limited partner, has contributed an additional $215,000 during the six months ended June 30, 2010 to CA, LP for operating expenses and debt service. It is the Company’s belief that this situation is temporary and the Auburn student housing environment will normalize as the leasing season for the 2010-2011 school year approaches. As of June 30, 2010 and December 31, 2009, the Company’s investment totaled approximately $1.296 million and $1.081 million, respectively.
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
Valuation of Marketable Securities
Investments in publicly traded equity securities are generally based on quoted market prices. Investments in the RDC Series A and B bonds represent debt securities and there is no readily available quoted market price, as these securities are owned by a limited number of holders. The Series A bonds have been valued at $140,000, which represents the pro rata share of the underlying value of the collateral (the Retama Park horse track facility). The Company has fully impaired the Series B bonds based on the limited available market, the uncertainty of principal or interest payments and the subordinate lien on the collateral.
Valuation of Penson Worldwide, Inc. Common Stock
The Penson Worldwide, Inc. (“PWI”) (Nasdaq: PNSN) common stock is valued at the market value of the shares held by the Company at the close of business on June 30, 2010, the last trading day of the fiscal quarter. Based on a closing price of $5.64 per share and a position of 500,922 shares, the Company’s holdings of PWI common stock is valued at $2,825,200 as of June 30, 2010. The Company held 1,000,922 shares of PWI common stock as of December 31, 2009 and the holdings were valued at $9,068,353 at that time, based on a closing price of $9.06 per share.
Notes and Interest Receivable — Retama Development Corporation
The Company has provided advances to the RDC primarily to meet the RDC’s interest and sinking fund obligations on its Series A Bonds. Such advances are entirely at the discretion of the Company and are documented by promissory notes secured by a second lien mortgage on the Retama Park racetrack real estate and facilities, which is subordinated to the RDC Series A Bonds and Converted Series B Bonds, if any. We estimate at the end of each reporting period the valuation and collectibility of the RDC note and any interest that has been recognized as income, and report the total amount as other assets in our consolidated balance sheet. As more fully detailed in Note 14 — Related Party Transactions of the unaudited financial statements for the period ending June 30, 2010, in February 2010 the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder the full principal and interest value of the Funding Agreement, valued at $3,627,569 in principal and $1,727,859 in interest, to Mr. Hall with cash and additional securities in exchange a portion of two unrelated municipal bond issues and shares of the Company’s stock. Following this transaction, the Company no longer has an interest in the Funding Agreement.
Interest Income Recognition — Retama Development Corporation
During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. In 2009, the Company recognized the accrued interest on the RDC note as income through September 30, 2009; however, as of October 1, 2009, the Company elected to suspend further recognition of interest income until events and circumstances dictated otherwise. Due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment, the Company deemed it appropriate to suspend the income recognition of the interest on the RDC note commencing October 1, 2009. Following the transaction further detailed in Note 14 — Related Party Transactions in this Form 10-Q, the Company has recognized the accrued interest on the RDC note from October 1, 2009 through February 25, 2010, when the note was transferred to Christopher J. Hall.

Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company follows ASC topic 740, “Accounting for Uncertainty in Income Taxes”, which defines the confidence level that a tax position must meet in order to be recognized in the financial statements. This standard requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This standard also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with this standard and the amount previously taken or expected to be taken in a tax return.
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
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009
RESULTS OF OPERATIONS
a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months and six months ended June 30, 2010 was $1,069,559 and $2,130,475, respectively, compared to $1,080,732 and $2,464,246, respectively, for the three months and six months ended June 30, 2009. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the slight decrease in revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, is largely attributable to the continued reduction of staff at Retama Park. The more significant decrease in revenue for the six months ended June 30, 2010 as compared the six months ended June 30, 2009 is due the extra staff required for the live meet held at Retama Park during the first quarter of 2009. There was no live racing held at Retama Park during the first quarter of 2010.
     Interest Income
Interest income for the three months and six months ended June 30, 2010 was $118,209 and $264,246, respectively, compared to $131,717 and $263,392 for the three months and six months, respectively, ended June 30, 2009. Due to the exchange of the RDC Funding Agreement for interest bearing municipal bonds as further detailed in Note 14 — Related Party Transactions in this Form 10-Q, the source of interest income has been altered but the amount of interest income has generally remained consistent.
b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months and six month ended June 30, 2010 was $1,270,694 and $2,486,938, respectively, compared to $1,235,189 and $2,712,357, respectively, for the three months and six months ended June 30, 2009. The increase in the three-month comparison is due to an allowance for bad debt related to the $20,000 per month management fee taken in the second quarter of this fiscal year 2010 that was not taken in the same quarter last year. While the Company will continue to accrue the management fee, as of October 1, 2009, Company management has determined to take an allowance for bad debt for the fee given payment has not been received by the Company in several years. Operating expenses declined for the six months ended June 30, 2010 as compared to the same period in 2009 due to the live meet that was held at Retama Park in the first quarter of 2009 and the associated payroll expenses, as further detailed in the Revenue section above.
     Income Tax
The Company recognized a federal income tax benefit for the three months ended June 30, 2010 of $184,739 and an income tax expense for the six months ended June 30, 2010 of $404,873, compared to a benefit of $104,020 and $134,361 for the three months and six months ended June 30, 2009, respectively. The Company’s total federal income tax does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income. The income tax expense for the six months ended June 30, 2010 is attributable to the realized capital gain on the disposition of 500,000 shares of Penson Worldwide, Inc. common stock during the first quarter of 2010.
LIQUIDITY AND CAPITAL RESOURCES
During the six months ended June 30, 2010, the Company’s operating activities used cash of $1,093,728 compared to $721,680 cash used for the six months ended June 30, 2009. The increase in cash used is largely attributed to greater capital gains realized on the sale of marketable securities the first quarter of 2010 as compared to the first quarter of 2009.
The Company maintains an investment account that utilizes a margin loan collateralized by the Company’s marketable securities. Typically, the Company had the ability to borrow up to 75% of the value of the securities held as collateral in the margin account and has utilized this borrowing availability to provide operating liquidity. In September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity, the Retama Development Corporation Series B Bonds should require a 100% margin requirement, effectively making these bonds non-marginable. Although the Company has successfully restructured this margin account (see Note 3 — Margin Loan Payable — Related Party and Note 14 — Related Party Transactions), the Company’s margin loan availability remains constrained. See below for a comparison of the margin loan availability as of December 31, 2009 as compared to June 30, 2010.

	As of December 31, 2009	As of June 30, 2010
Margin value of Retama Series B Bonds	$—	$—
Margin value of all other marketable securities	$9,259,476	$5,724,940

Total margin value of marketable securities	$9,259,476	$5,724,940

Maximum loan based on 75% loan-to-value	$6,944,607	$4,293,705
Margin loan outstanding	$13,259,281	$5,578,501
Margin loan availability (call)	$(6,314,674)	$(1,284,796)
In response to the Company’s continued operating losses and current constriction of borrowing availability under its margin account, the Company is currently pursuing solutions including assessing the sale of certain assets and marketable securities in order to provide additional liquidity.
In the past the Company has provided loans to the RDC but has had no obligation to do so since 1999. These loans were provided to support the continued operation of Retama Park as a Class I racetrack while pursuing the approval of additional forms of gaming at Texas racetracks. We anticipate that the profits from additional gaming operations at Retama Park, if approved, would provide sufficient cash flow to the RDC to enable the Series B Bonds to receive substantial payments. We believe our holdings of RDC Series A Bonds in the amount of $145,000 are fully secured by the collateral security in the Retama Park facilities and real estate and would be repaid even if the operations of Retama Park racetrack were terminated. It should also be noted that the loans provided to the RDC have historically been funded from draws against our margin accounts. Given the current status of our margin account as detailed above and our limited ability to derive liquidity, it seems unlikely that the Company will be able to provide additional funding in the foreseeable future unless we are successful in liquidating other assets of the Company.
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
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2010 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFOMRATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable.
ITEM 1A. RISK FACTORS
     Because we are a smaller reporting company, this Item is not applicable to us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2010 the Company sold 9,973 shares of Treasury stock to Company Chairman, Christopher J. Hall. The proceeds were used for operating capital.
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
August 16, 2010