Form 10-Q
period 2010-09-30
CALL NOW INC
filed 2010-11-15
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 2,013,877 shares of common stock issued and outstanding as of November 15, 2010.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$15,862	$17,452
Accounts receivable, net	789,069	789,069
Marketable securities — related party	2,500,853	9,068,353
Marketable securities — other	3,772,399	140,808
Other current assets	291,322	139,696

Total current assets	7,369,505	10,155,378

Furniture, Equipment and Improvements (less accumulated depreciation of $8,239 and $5,296 respectively)	11,382	14,325

Other Assets:
Marketable securities — Retama Development Corp.	133,000	145,000
Investments	1,643,624	4,365,136
Notes and interest receivable — Retama Development Corp.	401,322	5,222,893
Deferred tax asset	1,758,100	936,601

Total other assets	3,936,046	10,669,630

Total Assets	$11,316,933	$20,839,333

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable — Retama Development Corporation	$150,555	$—
Accrued expenses	524,342	654,301
Margin loan payable — related party	5,668,532	13,259,281
Long-term note payable and accrued interest — related party, current portion	401,556	—
Deferred taxes payable	—	1,463,379

Total current liabilities	6,744,985	15,376,961

Long-term Note Payable and Accrued Interest — Related Party, net of current portion	14,761,187	—

Equity:
Call Now Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 2,013,877 and 2,902,367 outstanding	3,326	3,326
Additional paid-in-capital	7,091,121	7,091,121
Treasury stock, at cost, 1,313,198 and 424,708 shares	(14,372,488)	(3,094,455)
Accumulated other comprehensive income (loss)	(75,480)	2,840,676
Retained earnings (deficit)	(2,996,155)	(1,502,733)

Total Call Now stockholders’ equity (deficit)	(10,349,676)	5,337,935
Non-controlling interest	160,437	124,437

Total equity (deficit)	(10,189,239)	5,462,372

Total Liabilities and Equity	$11,316,933	$20,839,333

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$1,079,045	$1,239,804	$3,089,520	$3,584,050
Management fees	60,000	60,000	180,000	180,000

Total Revenues	1,139,045	1,299,804	3,269,520	3,764,050

Expenses
Payroll and payroll related expenses	1,079,045	1,239,804	3,089,520	3,584,050
Corporate general and administrative operations	194,644	185,339	671,107	553,450

Total expenses	1,273,689	1,425,143	3,760,627	4,137,500

Net Operating (Loss)	(134,644)	(125,339)	(491,107)	(373,450)

Other Income (Expenses)
Interest income — related party	1,322	97,139	141,229	283,429
Interest income — other	118,053	5,950	242,392	82,862
Gain on sales of marketable securities — related party	5,548	688,197	2,077,511	688,197
Gain (loss) on sales of marketable securities — other	—	—	(10,001)	41,570
Gain on sales of investment — related party	—	5,786	—	107,353
Gain on sales of investment — other	—	—	12,179	5,786
Impairment of investments	(2,960,671)	—	(2,960,671)	—
Interest expense — related party	(464,171)	(253,072)	(1,251,569)	(810,682)

Total other income (expense), net	(3,299,919)	544,000	(1,748,930)	398,515

Income (loss) before non-controlling interest and income taxes	(3,434,563)	418,661	(2,240,037)	25,065

Income tax expense (benefit)	(1,187,488)	259,516	(782,615)	125,155

Net income (loss) including non-controlling interest	(2,247,075)	159,145	(1,457,422)	(100,090)

Less: Net income attributable to non-controlling interest	12,000	12,000	36,000	36,000

Net Income (Loss) Attributable to Call Now	$(2,259,075)	$147,145	$(1,493,422)	$(136,090)

Per Share Data

Basic and diluted income (loss) per share attributed to Call Now common shareholders	$(1.12)	$.05	$(.65)	$(.05)

Weighted average common shares outstanding:
Basic	2,013,877	2,902,367	2,283,589	2,902,367
Dilutive	2,013,877	2,902,367	2,283,589	2,902,367
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss) including non-controlling interest	$(1,457,422)	$(100,090)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities — related party	(2,077,511)	(688,197)
Net realized (gains) loss on sales of marketable securities — other	10,001	(41,570)
Net realized (gains) on sales of long-term investments to related party	—	(107,353)
Net realized (gains) on sales of long-term investments — other	(12,179)	(5,786)
Impairment of long-term investments	2,896,061	—
Deferred income taxes	(782,615)	155
Depreciation	2,943	2,943
Changes in operating assets and liabilities
Accounts receivable	—	(180,000)
Other current assets	(151,626)	46,754
Accounts payable and accrued expenses	20,596	118,627

Net Cash (Used) by Operating Activities	(1,551,752)	(954,517)

Investing Activities
Advances on notes and loans receivable	(400,000)	(283,429)
Proceeds from sale of note receivable — Retama Development Corp.	5,221,571	—
Proceeds from sales of available-for-sale marketable securities — related party	4,480,000	1,170,597
Proceeds from sales of available-for-sale marketable securities — other	67,000	1,106,364
Proceeds from sales of investments	88,880	—
Proceeds from other long-term investments — related party	—	400,000
Proceeds from other long-term investments — other	—	158,850
Purchase of marketable securities	(3,950,000)	—
Purchase of other long-term investments	(251,250)	(609,482)

Net Cash Provided by Investing Activities	5,256,201	1,942,900

Financing Activities
Proceeds from margin loan — related party	6,423,947	1,260,787
Payments on margin loan — related party	(14,014,696)	(2,297,879)
Proceeds from long-term debt — related party	15,162,743	—
Purchase of treasury stock — related party	(11,404,600)	—
Sales of treasury stock — related party	126,567	—

Net Cash (Used) by Financing Activities	(3,706,039)	(1,037,092)

Net Change in Cash and Cash Equivalents	(1,590)	(48,709)

Cash and cash equivalents at beginning of year	17,452	88,837

Cash and Cash Equivalents at End of Quarter	$15,862	$40,128

Supplemental Disclosures
Interest paid in cash	$1,251,569	$810,682
Income tax paid in cash	—	—
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
Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At September 30, 2010, all of the Company’s marketable securities were available-for-sale. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
Other-than-temporary impairments are recognized through earnings if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of our amortized cost basis. Even if the Company does not expect to sell a security, the Company must also evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized through earnings. The amount of loss relating to other factors is recorded in accumulated other comprehensive income.
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
NOTE 3 — MARGIN LOAN PAYABLE — RELATED PARTY
The Company has a margin loan payable to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”), which accrues interest at 7.45% as of September 30, 2010. The balance of the margin loan was $5,668,532 at September 30, 2010 and $13,259,281 at December 31, 2009. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan for the three months ended September 30, 2010 and 2009 of $106,831 and $253,072, respectively, and for the nine months ended September 30, 2010 and 2009 of $410,826 and $810,682, respectively.
In September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity in the Retama Development Corporation Series B bonds, it should require a 100% margin requirement, effectively making these bonds non-marginable. As a result, the Company received a margin call letter on September 28, 2009 from PFSI notifying the Company that it needed to deposit $5,300,000 in additional cash or margin collateral into its margin loan account by September 30, 2009. The Company did not make the requested deposit by September 30, 2009, nor did the Company make any additional deposits into the margin account for the remainder of the fiscal year ended December 31, 2009. During the second fiscal quarter ended June 30, 2010, the Company entered into a Promissory Note in favor of PWI in the principal amount of $13,922,000, the proceeds of which were used to satisfy the Company’s margin requirement. On September 16, 2010 the Company borrowed an additional $400,000 against this Promissory Note, the proceeds of which were used for general operating purposes of Retama Development Corporation. This transaction is further detailed below in Note 14 — Related Party Transactions.
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
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended September 30, 2010
Basic EPS:
Net (loss) attributed to Call Now, Inc.	$(2,259,075)	2,013,877	$(1.12)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$(2,259,075)	2,013,877	$(1.12)

Three Months Ended September 30, 2009
Basic EPS:
Net income attributed to Call Now, Inc.	$147,145	2,902,367	$0.05
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$147,145	2,902,367	$0.05

Nine Months Ended September 30, 2010
Basic EPS:
Net income attributed to Call Now, Inc.	$(1,493,422)	2,283,589	$(0.65)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$(1,493,422)	2,283,589	$(0.65)

Nine Months Ended September 30, 2009
Basic EPS:
Net income attributed to Call Now, Inc.	$(136,090)	2,902,367	$(0.05)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$(136,090)	2,902,367	$(0.05)
NOTE 6 — MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheets and their approximate market values are as follows at September 30, 2010 and December 31, 2009:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
September 30, 2010	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
PWI common stock, see Note 7	$2,416,448	$84,405	$—	$2,500,853
Municipal bonds	4,076,575	—	(304,176)	3,772,399

	$6,493,023	$84,405	$(304,176)	$6,273,252

Non-current Assets, available-for-sale:
RDC Series A bonds	27,594	105,406	—	133,000

Total available-for-sale marketable securities	$6,520,617	$189,811	$(304,176)	$6,406,252

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
December 31, 2009	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
PWI common stock, see Note 7	$4,828,448	$4,239,905	$—	$9,068,353
Municipal bonds	191,575	—	(50,767)	140,808

	$5,020,023	$4,239,905	$(50,767)	$9,209,161

Non-current Assets, available-for-sale:
RDC Series A bonds	30,083	114,917	—	145,000

Total available-for-sale marketable securities	$5,050,106	$4,354,822	$(50,767)	$9,354,161

Unrealized gains and losses on marketable securities available-for-sale at September 30, 2010 and December 31, 2009 are shown net of income taxes as a component of stockholders’ equity.
The Company has several marketable securities in an unrealized loss position at September 30, 2010. The unrealized loss on those securities at September 30, 2010 is $304,176 and the market value is $3,772,399. The Company does not consider these investments to be other-than-temporarily impaired.
NOTE 7 — MARKETABLE SECURITIES — RELATED PARTY
In March 2010, the Company completed a transaction with the Company’s Chairman and majority shareholder, Christopher J. Hall, where the Company, in part, transferred to Mr. Hall 500,000 shares of Penson Worldwide, Inc. (“PWI”) (Nasdaq:PNSN) common stock valued at $4,480,000, or $8.96 per share. The Company continues to own 500,922 shares of PWI common stock a market value of $2,500,853 at September 30, 2010, based on a closing stock price of $4.99 per share. At December 31, 2009 the Company held 1,000,922 shares of PWI common stock with a market value of $9,068,353 based on a year-end closing stock price of $9.06 per share. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $5,668,532 at September 30, 2010 and $13,259,281 at December 31, 2009. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
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
The Company owns $133,000 face amount of the Retama Development Corporation Special Facilities Revenue bonds, Series A (“Series A Bonds”) at September 30, 2010 and $145,000 at December 31, 2009, which are classified as long-term. The Series A Bonds are secured by a senior lien on the Retama Park racetrack facility. The face amount of the total Series A Bonds outstanding is $6,045,000 at September 30, 2010 and $6,250,000 at December 31, 2009.
The Company owns $43,962,500 face amount of the Retama Development Corporation Special Facilities Revenue Series B (“Series B Bonds”) at September 30, 2010 and December 31, 2009. The Company’s entire position of Series B bonds have been pledged as collateral for the Promissory Note described in Note 3 — Margin Loan Payable — Related Party. The Series B Bonds are secured by the excess cash flow of the Retama Park racetrack facility that is subordinate to the Series A Bonds and the Funding Agreement (discussed in Note 9). The face amount of the Series B Bonds outstanding is $86,925,000 at September 30, 2010 and December 31, 2009. The Company’s carrying value (investment) in the Series B bonds was written down to $0 in 2006.
NOTE 8 — INVESTMENTS
During the third quarter, the Company took an impairment charge on its investment in The Estates at Canyon Ridge of $1.6 million and on its investment in The Cambridge at Auburn of $1.3 million. For more information and detail, see the discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and The Estates at Canyon Ridge and The Cambridge at Auburn sections under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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
On September 16, 2010 the Company loaned the RDC $400,000 for general operating purposes. The loan carries an interest rate of 8.50% and matures January 1, 2013. However, the Company is currently not recognizing the interest as income due to the financial condition of the RDC (see Note 10 below). The loan will be reviewed for impairment on a quarterly basis.
NOTE 10 — INTERST INCOME RECOGNITION — RETAMA DEVELOPMENT CORPORATION
During each accounting period, the Company evaluates whether to recognize accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. In 2009, the Company recognized the accrued interest on the RDC note as income through September 30, 2009; however, effective October 1, 2009, the Company elected to suspend recognition of interest income due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment. Following the transaction on February 25, 2010 and further detailed in Note 14 — Related Party Transaction, the Company reversed its decision and recognized the accrued interest on the RDC note from October 1, 2009 through February 25, 2010, when the note was transferred to Christopher J. Hall. As noted above, interest is not being recognized on the new $400,000 advance to the RDC.
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
NOTE 12 — COMPREHENSIVE INCOME ATTRIBUTED TO CALL NOW, INC.
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributed to Call Now, as reported	$(2,259,075)	$147,145	$(1,493,422)	$(136,090)

Other comprehensive income (loss):
Change in fair market value of available-for-sale securities	590,441	382,949	(4,418,419)	1,797,829
Income tax effect	(200,750)	(130,203)	1,502,262	(611,261)

Total comprehensive income (loss) attributed to Call Now	$(1,869,384)	$399,891	$(4,409,579)	$1,050,478

NOTE 13 — FAIR VALUE MEASUREMENTS
The Company follows the provisions of ASC topic 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to the Company, this applies to impaired other investments. Impairments are based on expected future cash flows and other considerations. The Company has designated these assets as level 3.
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

	September 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$2,500,853	$—	$—	$2,500,853
Marketable securities — other	3,772,399	—	—	3,772,399
Marketable securities — Retama Dev. Corp. — Series A	—	—	133,000	133,000

Liabilities:
None	$—	$—	$—	$—

	December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$9,068,353	$—	$—	$9,068,353
Marketable securities — other	140,808	—	—	140,808
Marketable securities — Retama Dev. Corp. — Series A	—	—	145,000	145,000

Liabilities:
None	$—	$—	$—	$—
The Company’s financial instruments relate to its available-for-sale marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in other comprehensive income until the investment is sold.
The following table sets forth a reconciliation of changes in the fair market value of financial assets classified as level 3 in the fair value hierarchy.

	Marketable Securities -
	Retama Developmement Corp.	Total
Balances as of January 1, 2010	$145,000	$145,000
Total losses (realized or unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(12,000)	(12,000)
Transfers in and out of level 3	—	—

Balance as of September 30, 2010	$133,000	$133,000

Change in unrealized gains or losses in earnings (or changes in net assets) relating to asset still held as of September 30, 2010	$—	$—

NOTE 14 — RELATED PARTY TRANSACTIONS
On or about January 19, 2009, the Company agreed to sell 23.24% of its 95% limited partnership interest in Cambridge at Auburn, LP to Thomas R. Johnson for $400,000, resulting in a gain of $107,162. Thomas R. Johnson is the Company’s President, CEO and a Director. The transaction closed on January 27, 2009. Cambridge at Auburn, LP owns a student residential rental housing property in Auburn, Alabama. The transaction was approved by a majority of the Company’s Board of Directors with no interest in the transaction.
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
On September 16, 2010 the Company expanded the PWI Promissory Note by $400,000 to a total of $14,322,000. The interest rate and maturity of the note remain unchanged except that $400,000 plus interest is now due on December 30, 2010, with the balance maintaining the original maturity of February 25, 2012. Additionally, the terms of PWI carried interest in the Retama Development Corporation Series B bonds have been changed as follows. If the Company irrevocably repays the Promissory Note prior to the second anniversary of the issuance but after the first anniversary, and there is no default or event of default prior to such repayment, the carried interest will be reduced to 15%. If the Company repays the Promissory Note prior to the first anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to 10%. The carried interest percentages were adjusted from 8%, 4% and 0%, respectively, from the original terms.
Refer also to Note 3 — Margin Loan Payable, Note 7 — Marketable Securities — Related Party and Note 9 — Notes and Interest Receivable — Related Party above for additional details pertaining to additional related party relationships.
NOTE 15 — SUBSEQUENT EVENTS
The Company sold its investment in the Estates at Canyon Ridge on November 2, 2010.

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
The facility and real estate are owned by the Retama Development Corporation (the “RDC”), a municipal subdivision of the city of Selma, TX, and it is encumbered by $6,045,000 Senior Series A Bonds and $86,925,000 Subordinate Series B Bonds. In addition to the management relationship, the Company also maintains a substantial investment in the facility through holdings of a portion of the Retama Development Corporation Special Facilities Revenue Refunding Bonds and additional loans through the Funding Agreement. (See Notes to Consolidated Financial Statements, Note 7 — Marketable Securities — Related Party and Note 9 — Notes and Interest Receivable — Retama Development Corporation for additional details.)
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a pre-tax gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. In August 2008, the Company sold 30,000 shares of PWI common stock, leaving a balance of 1,100,922. In August 2009, the Company sold 100,000 shares of PWI common stock, leaving a balance of 1,000,922. In March 2010, the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder, 500,000 shares of PWI common stock in exchange for certain municipal bonds and Company common stock. (See Notes to Consolidated Financial Statements, Note 14 — Related Party Transactions for additional details.) Following this transaction, the Company owns 500,922 shares of PWI common stock, which represents an appoximate 1.94% ownership interest as of September 30, 2010. As of September 30, 2010 the recognized other comprehensive income from the increase in value of the PWI common stock was approximately $84,000.
The Company has a margin loan payable to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”). In September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity in the Retama Development Corporation Series B bonds, it should require a 100% margin requirement, effectively making these bonds non-marginable. As a result, the Company received a margin call letter on September 28, 2009 from PFSI notifying the Company that it needed to deposit $5,300,000 in additional cash or margin collateral into its margin loan account by September 30, 2009. The Company did not make the requested deposit by September 30, 2009, nor did the Company made any additional deposits into the margin account for the remainder of the fiscal year ended December 31, 2009. In February 2010 the Company entered into a Promissory Note in favor of PWI (the “PWI Note”) in the principal amount of $13,922,000, the proceeds of which were used to satisfy the Company’s margin requirement. On September 16, 2010 the Company borrowed an additional $400,000 against the PWI Note, bringing the balance to $14,322,000.

The PWI Note accumulates interest at a rate of 10% per year with a maturity of February 25, 2012. In addition, the Company has granted PWI a carried interest equal to 20% of the proceeds from its holdings of Retama Development Corp. B Bonds. If the Company irrevocably repays the Promissory Note prior to the second anniversary of the issuance but after the first anniversary, and there is no default or event of default prior to such repayment, the carried interest will be reduced to 15%. If the Company repays the Promissory Note prior to the first anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to 10%. The carried interest percentages were adjusted from 8%, 4% and 0%, respectively, as an additional term of the $400,000 loan by PWI on Septmeber 16, 2010. The carried interest entitles the lender to a percentage of all income, principal and other proceeds (in whatever form) from or in respect of the Retama Development Corp. B Bonds of any kind whether on account of interest, redemption of principal, proceeds of sale, pledge or other transfer or disposition of the Bonds, insurance proceeds, tax refunds, or otherwise made or payable in respect of any of the Bonds. The carried interest survives the repayment of the Promissory Note. The Promissory Note is secured by a lien on substantially all of the Company’s assets.
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
As a Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the capital contributions and accrued interest, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid fifty percent (50%) to the General Partner and fifty percent (50%) to the Limited Partner. Through September 30, 2010 the Company’s investment totaled approximately $3.24 million and at December 31, 2009 the Company’s investment totaled approximately $3.12 million. Construction of project was completed in 2008 and the occupancy as of September 30, 2010 was approximately 99%. On October 8, 2010 the General Partner of ECR Ltd. entered into a Purchase and Sale Agreement with a third party real estate company for the acquisition of The Estates at Canyon Ridge for $30.7 million. Based on this sales price and the anticipated net sales proceeds, the Company has written down the original $3.24 million investment in the project by taking an impairment charge of $1.6 million, resulting in a current basis in this project of $1.64 million. The Company believes that the purchase price represents full valuation of the project at this time and provides necessary operating cash for the Company. Closing of the transaction is anticipated to occur in November 2010.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide ninety-five percent (95%) of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn (“The Cambridge”). The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer that will also serve as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid fifty percent (50%) to the general partner and fifty percent (50%) to the limited partner. Through September 30, 2010 and December 31, 2009, the Company’s investment totaled approximately $1.296 million and $1.081 million, respectively. Due to a significant number of dormitory units constructed by Auburn University that were completed just prior to the 2009-2010 school year, occupancy at The Cambridge suffered a significant decline, with current occupancy at approximately 26%. While it was anticipated that the decline in occupancy was a temporary issue during the absorption of the new dorms in the market, leasing for the 2010-2011 school did not rebound as much as anticipated, reaching approximately 65%. Additionally, due to a lack of available cash, the Company as limited partner was also unable to continue to fund operating losses and debt service payments during this fiscal quarter. As a result, the first mortgage lender for the property has engaged a receiver to operate the property. We have not been informed of the institution of any foreclosure proceedings at the time, but the lender continues to reserve their rights to take any action they deem necessary. Due to the current status of the property, the Company fully impaired it investment in this project, resulting in a charge to earnings of $1.3 million in the third quarter ended September 30, 2010.
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
Valuation of Marketable Securities
Investments in publicly traded equity securities are generally based on quoted market prices. Investments in the RDC Series A and B bonds represent debt securities and there is no readily available quoted market price, as these securities are owned by a limited number of holders. The Series A bonds have been valued at $133,000, which represents the pro rata share of the underlying value of the collateral (the Retama Park horse track facility). The Company has fully impaired the Series B bonds based on the limited available market, the uncertainty of principal or interest payments and the subordinate lien on the collateral.
Valuation of Penson Worldwide, Inc. Common Stock
The Penson Worldwide, Inc. (“PWI”) (Nasdaq: PNSN) common stock is valued at the market value of the shares held by the Company at the close of business on September 30, 2010, the last trading day of the fiscal quarter. Based on a closing price of $4.9925 per share and a position of 500,922 shares, the Company’s holdings of PWI common stock is valued at $2,500,853. The Company held 1,000,922 shares of PWI common stock as of December 31, 2009 and the holdings were valued at $9,068,353 at that time, based on a closing price of $9.06 per share.
Notes and Interest Receivable — Retama Development Corporation
The Company has provided advances to the RDC primarily to meet the RDC’s interest and sinking fund obligations on its Series A Bonds. Such advances are entirely at the discretion of the Company and are documented by promissory notes secured by a second lien mortgage on the Retama Park racetrack real estate and facilities, which is subordinated to the RDC Series A Bonds and Converted Series B Bonds, if any. We estimate at the end of each reporting period the valuation and collectibility of the RDC note and any interest that has been recognized as income, and report the total amount as other assets in our consolidated balance sheet. As more fully detailed in Note 14 — Related Party Transactions of the unaudited financial statements for the period ending September 30, 2010, in February 2010 the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder the full principal and interest value of the Funding Agreement, valued at $3,627,569 in principal and $1,727,859 in interest, to Mr. Hall with cash and additional securities in exchange a portion of two unrelated municipal bond issues and shares of the Company’s stock. Following this transaction, the Company no longer has an interest in the Funding Agreement.

On September 16, 2010 the Company loaned the RDC $400,000 for general operating purposes. The loan carries an interest rate of 8.50% and matures January 1, 2013.
Valuation of Other Investments
The Company estimates fair value for its other investments based on historical cost and other relevant information. The Company assesses the impairment of the other investments at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of the other investments may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. The Company recorded impairment losses during the quarter ended September 30, 2010 of $2,960,671.
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
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009
RESULTS OF OPERATIONS
     a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months and nine months ended September 30, 2010 was $1,139,045 and $3,269,520, respectively, compared to $1,299,804 and $3,764,050, respectively, for the three months and nine months ended September 30, 2009. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the decrease in revenue for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, is largely attributable to the reduction in the number of race days in 2009 of 57 to 16 in 2010. The more significant decrease in revenue for the nine months ended September 30, 2010 as compared the nine months ended September 30, 2009 is due the extra staff required for the live meet held at Retama Park during the first quarter of 2009. There was no live racing held at Retama Park during the first quarter of 2010.
     Interest Income
Interest income for the three months and nine months ended September 30, 2010 was $119,375 and $383,621, respectively, compared to $103,089 and $366,481 for the three months and nine months, respectively, ended September 30, 2009. Due to the exchange of the RDC Funding Agreement for interest bearing municipal bonds as further detailed in Note 14 — Related Party Transactions in this Form 10-Q, the source of interest income has been altered but the amount of interest income has generally remained consistent.
     b. Expenses
         Cost and Other Expenses of Revenues
Operating expenses for the three months and nine month ended September 30, 2010 was $1,273,689 and $3,760,627, respectively, compared to $1,425,143 and $4,137,500, respectively, for the three months and nine months ended September 30, 2009. Operating expenses declined for the three months and nine months ended September 30, 2010 as compared to the same periods in 2009 due to a reduction in associated payroll expenses as a result in the decline of the number of live race days during the this quarter in 2010 as compared to the same period in 2009 as well as the live meet that was held at Retama Park in the first quarter of 2009 and not in 2010 and the associated payroll expenses, as further detailed in the Revenue section above. It should be noted that the Company as elected to take an allowance for bad debt related to the $20,000 per month management fee taken in the third quarter of this fiscal year 2010 that was not taken in the same quarter last year. While the Company will continue to accrue the management fee, as of October 1, 2009, Company management has determined to take an allowance for bad debt for the fee given payment has not been received by the Company in several years.
     Income Tax
The Company recognized a federal income tax benefit for the three months and nine months ended September 30, 2010 of $1,187,488 and $782,615, respectively, compared to an expense of $259,516 and $125,155 for the three months and nine months ended September 30, 2009, respectively. The Company’s total federal income tax does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income. The income tax benefit for the three and nine months ended September 30, 2010 is attributable to the partial impairment taken on the Company’s investment in the Estates at Canyon Ridge and the full impairment taken on the Company’s investment in the Cambridge at Auburn. The nine-month comparison is partially offset by the realized capital gain on the disposition of 500,000 shares of Penson Worldwide, Inc. common stock during the first quarter of 2010. The income tax expense for the three and nine months ended September 30, 2009 is largely due to the capital gain realized in the sale of 100,000 shares of Penson Worldwide, Inc. common stock during the quarter ended September 30, 2009.
LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended September 30, 2010, the Company’s operating activities used cash of $1,551,752 compared to $954,517 cash used for the nine months ended September 30, 2009. The increase in cash used is largely attributed to greater capital gains realized on the sale of marketable securities the first quarter of 2010 as compared to the first quarter of 2009.
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

Although the Company has successfully restructured this margin account (see Note 3 — Margin Loan Payable — Related Party and Note 14 — Related Party Transactions), the Company’s margin loan availability remains constrained. See below for a comparison of the margin loan availability as of December 31, 2009 as compared to September 30, 2010.

	As of December 31, 2009	As of September 30, 2010
Margin value of Retama Series B Bonds	$—	$—
Margin value of all other marketable securities	$9,259,476	$6,317,533

Total margin value of marketable securities	$9,259,476	$6,317,533

Maximum loan based on 75% loan-to-value	$6,944,607	$4,738,149
Margin loan outstanding	$13,259,281	$5,668,532
Margin loan availability (call)	$(6,314,674)	$(930,383)
In response to the Company’s continued operating losses and current constriction of borrowing availability under its margin account, the Company is currently pursuing solutions including assessing the sale of certain assets and marketable securities in order to provide additional liquidity, such as the sale of the Estates at Canyon Ridge detailed above.
In the past the Company has provided loans to the RDC but has had no obligation to do so since 1999. These loans were provided to support the continued operation of Retama Park as a Class I racetrack while pursuing the approval of additional forms of gaming at Texas racetracks. We anticipate that the profits from additional gaming operations at Retama Park, if approved, would provide sufficient cash flow to the RDC to enable the Series B Bonds to receive substantial payments. We believe our holdings of RDC Series A Bonds in the amount of $133,000 are fully secured by the collateral security in the Retama Park facilities and real estate and would be repaid even if the operations of Retama Park racetrack were terminated. It should also be noted that the loans provided to the RDC have historically been funded from draws against our margin accounts. Given the current status of our margin account as detailed above and our limited ability to derive liquidity, it seems unlikely that the Company will be able to provide additional funding from draws on the margin account in the foreseeable future unless we are successful in liquidating other assets of the Company.
On September 16, 2010 the Company borrowed an additional $400,000 from PWI, bringing the total balance of the PWI Promissory Note to $14,322,000. The proceeds were then loaned to the RDC for general operating purposes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2010 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Call Now, Inc.
/s/ Thomas R. Johnson
Thomas R. Johnson
Chief Executive Officer and Chief Financial Officer November 15, 2010