Form 10-K
period 2010-12-31
CALL NOW INC
filed 2011-04-04
CIK 869484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2010 (the last business day of the registrants’ most recently completed second fiscal quarter) was $357,250.
The number of shares outstanding of the issuer’s common equity is: 2,013,877 shares of common stock, as of March 8, 2011.
Documents Incorporated by Reference: NONE

Special Note Regarding Forward-Looking Statements
This Annual Report and the information contained herein contain forward-looking statements that involve both risk and uncertainty and that may not be based on current or historical fact. Although we believe our expectations to be accurate, forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause or contribute to such differences include but are not limited to:
•	concentration of operations in our subsidiary
•	concentration of assets one investment
•	limited liquidity available in the secondary market for shareholders
•	• general economic conditions
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
Historically, we have provided loans to the RDC to support the operations of the racetrack and to meet its interest and sinking fund obligations on its Series A bonds, which are further described in the Bonds section of Item 7 of this Annual Report on Form 10-K. Such financial support has been entirely at the discretion of the Company and was documented by promissory notes secured by a mortgage on the Retama Park racetrack real estate and facilities which is subordinated to the RDC Series A bonds and converted Series B bonds, if any. As more fully described later in this section, on February 25, 2010 the Company entered into a transaction with the Company’s Chairman, Christopher J. Hall, whereby the principal and accrued interest value of loans made by the Company to the RDC, totaling $5,355,428, and other assets, was exchanged with Mr. Hall in favor of certain municipal bonds and shares of the Company’s stock. Following this transaction, the Company no longer held any debt secured by the RDC other than the Retama Series A and Series B bonds. Subsequently, on September 16, 2010 the Company loaned the RDC $400,000 for general operating purposes. The loan carries an interest rate of 8.50% and matures January 1, 2013. At December 31, 2010, the Company recognized interest of $9,728 as a result of the September 16, 2010 loan made by the Company; however, due to uncertain economic future of Retama Park, the Company elected to suspend further recognition of interest income until events and circumstances dictate otherwise.
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
We have been actively pursuing the legalization of additional gaming at Texas racetracks through a coalition of Texas racetracks that includes the other two Class I tracks, Lone Star Park and Sam Houston Race Park. If the legalization of additional forms of gaming is approved at Texas racetracks, it is believed that the profit from this operation could provide sufficient cash flow to enable both the Series A and Series B bonds to be repaid. However, there can be no assurance that the Texas legislature and governor will approve such additional gaming and, if approved, whether the structure and taxation on such additional gaming would benefit the Company. There is substantial opposition to expanding gaming operations in Texas and no such expansion was approved during the 2009 Texas legislative session. The 2011 Texas legislative session commenced in January and legislation has been filed that would allow for the expansion of gaming at racetracks by legalizing the operation of slot machines at such facilities. The principals at Retama Park and the Company, as well as all other racing interests in Texas, are currently focused on the passage of favorable legislation.

Retama Park experiences strong competition from other gaming alternatives including on-line gaming, other forms of gaming in surrounding states, as well as from other entertainment venues in its market area. We expect these factors to continue to adversely affect the liquidity of RDC in the absence of legislation allowing additional gaming.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO, resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position was as follows: 79,900 shares of SAMCO and 1,130,922 shares of the publicly traded PWI common stock. During the fourth fiscal quarter of 2009, the Company sold 64,000 shares of SAMCO at an average price of $5.49 per share, resulting in a remaining position of 15,900 shares, or approximately 1.66% of the outstanding stock as December 31, 2009. During the first fiscal quarter of 2010, the Company sold its remaining shares of SAMCO at a price of $5.59 per share. In August 2008, the Company sold 30,000 shares of PWI common stock at an average price of $18.30 per share. In August 2009, the Company sold 100,000 shares of PWI common stock at an average price of $11.71 per share, leaving a balance of 1,000,922 shares of PWI common stock. As more fully described in the 8-K filed by the Company on February 25, 2010 and Part I — History and Developments During the Last Three Years of this 10-K, on February 25, 2010 the Company entered into a Purchase and Sale Agreement with Christopher J. Hall (“Hall”), the Company’s majority shareholder, Chairman and director, where the Company transferred to Hall, in addition to other assets and cash, 500,000 shares of PWI common stock in exchange for 898,000 shares of the Company’s common stock and two municipal bond positions. The Company holds a position of 500,922 shares of PWI common stock, or approximately 1.75% of the outstanding shares, as of December 31, 2010 and recognizes cumulative other comprehensive income from the increase in value of the PWI common stock of approximately $33,000 (gross) or $22,000 net of taxes.
The Company has maintained an investment account with Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of PWI, since 1999. At December 31, 2009, the Company had a margin loan in this account in the amount of $13,259,281, which is collateralized by a majority of its marketable securities. In September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity in the Retama Development Corporation Series B bonds, it should require a 100% margin requirement, effectively making these bonds non-marginable. As a result, the Company received a margin call letter on September 28, 2009 from PFSI notifying the Company that it needed to deposit $5,300,000 in additional cash or margin collateral into its margin loan account by September 30, 2009. The Company did not make the requested deposit by September 30, 2009. PFSI elected not to pursue remedial actions at the time, such as account liquidation, but continued to reserve all of their rights and remedies under the margin agreement while working with the Company to restructure the margin loan. As part of the margin loan restructuring, on February 25, 2010, the Company entered into a Promissory Note in favor of PWI, in the principal amount of $13,922,000, accumulating interest at a rate of 10% per year with a maturity of February 25, 2012. On September 16, 2010 the Company borrowed an additional $400,000 from PWI, bringing the balance of the Promissory Note to $14,322,000. On November 12, 2010 the Company made a payment of $1,000,000 in principal and $6,222 in interest on the Promissory Note, bringing the principal balance down to its current balance of $13,322,000. The Company has granted PWI a carried interest equal to 20% of the proceeds from its holdings of Retama Development Corp. B Bonds. If the Company repays the Promissory Note prior to the second anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to 15%. The carried interest entitles the lender to a percentage of all income, principal and other proceeds (in whatever form) from or in respect of the Retama Development Corp. B Bonds of any kind whether on account of interest, redemption of principal, proceeds of sale, pledge or other transfer or disposition of the Bonds, insurance proceeds, tax refunds, or otherwise made or payable in respect of any of the Bonds. The carried interest survives the repayment of the Promissory Note. The Promissory Note is secured by a lien on substantially all of the Company’s assets.
Simultaneous with the execution of the Promissory Note with PWI on February 25, 2010, the Company entered into a Purchase and Sale Agreement with Christopher Hall, the Company’s majority stockholder, Chairman and a director. Under such agreement, which was approved by the Board of Directors in accordance with the Company’s By-laws, the Company purchased from Mr. Hall the following:
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
Additionally, on June 15, 2010 the Company sold 9,973 shares of the Company’s common stock to Mr. Hall for $126,567.
As a result of these transactions, the Company’s outstanding common stock is currently 2,013,877 shares as of December 31, 2010.
On March 31, 2005, the Company entered into a partnership agreement to provide approximately 46% of the equity for the development of a 270-unit luxury apartment complex known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) closed on the purchase of the 19.739-acre development site on May 2, 2005. The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”) that also serves as the management company of the property. The limited partner of ECR Ltd. is Stone Oak Prime, L.P. (“Limited Partner”). The Company owns the largest interest in the Limited Partner at 48%. Other partners of the Limited Partner include Thomas R. Johnson, President, CEO and Director of the Company, Christopher J. Hall, the majority shareholder and Director of the Company, and Bryan P. Brown, President of REG and Director of the Company. The General Partner is required to fund 5% of the equity and the Limited Partner is required to fund 95%. As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General Partner and 50% to the Limited Partner. As of December 31, 2009, the Company’s investment totaled approximately $3.21 million. On November 2, 2010 the sale of The Estates at Canyon Ridge closed to an unrelated third party, resulting in a realized loss to the Company of approximately $1,683,000. This amount had previously been reported by the Company as an impairment charge to earnings in the quarter ended September 30, 2010. At closing the Company utilized its portion of proceeds to repay $1,000,000 in principal on its PWI Promissory Note and fund the Company’s general operating expenses. $250,000 of the closing proceeds are being held in an escrow account for six months as insurance against any breach of representations and warranties contained in the purchase agreement by the seller. The Company’s portion of the escrow is approximately $116,000 and it is expected to be released in May.
On December 11, 2006 the Company entered into a partnership agreement to provide 95% of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full-service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn and the partnership is known as Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer who also serves as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid 50% to the general partner and 50% to the limited partner. In January 2009, the Company sold approximately 23.24% of the 95% limited partnership interest to Thomas R. Johnson, the President and Chief Executive Officer of the Company, for $400,000. As of December 31, 2009, the Company’s investment totaled approximately $1.08 million. For the 2009-2010 school year the project was approximately 26% occupied, due to the construction of new dormitories on the campus of Auburn University, and the high number of freshman that the University required to live on campus. As a result, the Company, as a limited partner, contributed an additional $215,000 in 2010 to cover operating losses. While it was anticipated that the decline in occupancy was a temporary issue during the absorption of the new dorms in the market, leasing for the current 2010-2011 school year did not rebound as much as anticipated, reaching approximately 65%. Additionally, due to a lack of available cash, the Company was unable to continue to fund operating losses and debt service payments in 2010. As a result, the first mortgage lender for the property has engaged a receiver to operate the property. We have not been informed of the institution of any foreclosure proceedings at the time, but the lender continues to reserve their rights to take any action they deem necessary. Due to the current status of the property, the Company fully impaired its investment in this project, resulting in a charge to earnings of $1.3 million in the third quarter ended September 30, 2010.
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
EMPLOYEES
The Company has approximately 88 full-time/year-round employees, 57 part-time/year-round employees and 120 seasonal employees. The majority of the personnel are employees of our 80% owned subsidiary, Retama Entertainment Group, Inc., which operates and manages the Retama Park racetrack.
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

Concentration of Assets
As of December 31, 2010 the Company’s investment in Penson Worldwide, Inc. (“PWI”) common stock represented approximately 24% of the total assets of the Company. Any significant decline in the fair market value of this asset may negatively impact the financial position and operations of the Company.
Limited Liquidity Available in the Secondary Market
As detailed in Item 12 of this report, Christopher J. Hall, the Chairman of the Company holds approximately 84% of the outstanding common stock of the Company as of March 8, 2011. Given the majority position held by a single shareholder and the shareholder’s position as a director of the Company, there remains a relatively small amount of shares available in the public float. A limited float may have the effect of reducing the number of buyers and sellers of the Company’s stock, and as a result, negatively impact the liquidity of the Company’s common stock.
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
During the fourth fiscal quarter of 2009, the Company and the law firm that served as legal counsel for the original issuance of the 1997 RDC bonds entered into a Closing Agreement on Final Determination in settlement of issues raised by the IRS in the examination of the 1997 RDC bonds. The terms of the settlement consist of two components: 1.) there shall be a payment made to the IRS in the amount of $773,750. $375,000 of this amount will be paid by the law firm that provided the legal opinion for the 1997 RDC bond issue and will be funded at the time of final execution of the documents by the IRS. The Company will pay the remaining $398,750 over the next three years with $133,750 due on or before July 1, 2010, $135,000 due on or before July 1, 2011 and $130,000 due on or before July 1, 2012; and 2.) 35% of the Series B bonds, or $30,425,000 face amount of the $86,925,000 outstanding, shall be converted to taxable bonds. In favor of the cash contribution to be made by the Company, the majority of the other holders of the Series B bonds agreed to a higher percentage of their bonds to be converted to taxable bonds, resulting in the Company agreeing to convert only $4,897,500, or 11.14%, of the $43,962,500 Series B bonds held by the Company to taxable bonds. The Company paid the initial payment of $133,750 during 2010. The Company has accrued the remaining $267,500 as a liability as of December 31, 2010.
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

Risks Related to Our Common Stock
Stock Price Volatility
The market for our common stock is and can be volatile. In 2010, our closing stock price fluctuated between $1.55 and $3.00 per share. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results and the small trading float of our stock given the ownership of our majority owner of approximately 84% of our outstanding shares as of December 31, 2010.
Control by a Single Shareholder
Christopher J. Hall, the Chairman and a director of the Company, owns approximately 84% of issued and outstanding common stock as of December 31, 2010. As a result of such ownership, Mr. Hall has the power to effectively control the Company, including elections of directors, the determination of matters requiring shareholders approval and other matters pertaining to corporate governance.
Our Liquidity and Capital Resources may be Adversely Affected by our Margin Loan
We depend upon a margin loan secured by our marketable securities to provide us with working capital. The amount available for borrowing is related to the market price of the collateral securities. In the event the market prices of such securities decline we may have to deposit cash or additional securities or the lender may sell the collateral securities. We have no arrangements for alternative sources of capital and may be unable to obtain financing or sell assets on satisfactory terms, or at all. This would impair our ability to obtain funding for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes. As of December 31, 2010, the Company had no borrowing availability under this margin account. For additional information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

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

FISCAL YEAR 2009	HIGH BID	LOW BID
1st Quarter	$2.77	$2.75
2nd Quarter	2.00	.60
3rd Quarter	3.00	.60
4th Quarter	3.00	1.50

FISCAL YEAR 2010	HIGH BID	LOW BID
1st Quarter	No bid	No bid
2nd Quarter	No bid	No bid
3rd Quarter	2.50	2.00
4th Quarter	2.10	1.50
The Company has never declared or paid cash or stock dividends and has no present plans to pay any such dividends in the foreseeable future. There are no restrictions that limit the Company’s ability to pay dividends. As of March 8, 2011 there were approximately 298 registered holders of record of the Company’s common stock.

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

The Company owns both Senior Series A Bonds and Subordinate Series B Bonds as detailed in the chart below.

	Senior	Subordinate
Retama Development Corporation	Series A Bonds	Series B Bonds
Special Facilities Revenue Bonds, Dated 1997	7.00%, due 9/1/33	8.00%, due 9/1/33
Total Face Amount of Bonds Outstanding at December 31, 2010	$6,045,000	$86,925,000

Face Amount of Bonds owned by Call Now, Inc. at December 31, 2010	$133,000	$43,962,500

Cost Basis of Bonds owned by Call Now, Inc. at December 31, 2010	$27,594	$1,077,083

Carrying Value of Call Now, Inc. position at December 31, 2010 as reported on the balance sheet	$133,000	$-0-

The Series A bonds are subject to an annual mandatory sinking fund redemption and annual interest payment at the rate of 7% due on September 1st each year, all of which were current as of December 31, 2010. As of December 31, 2010, a total of $955,000 of the original $7,000,000 Series A bonds have been redeemed through the sinking fund, resulting in $6,045,000 in Series A bonds remaining outstanding. The scheduled annual sinking fund redemptions for the next five years are as follows:

Date	Amount
9/1/11	$115,000
9/1/12	$120,000
9/1/13	$130,000
9/1/14	$140,000
9/1/15	$150,000
The Company’s carrying value on its balance sheet is at the face value of the Series A bonds, or $133,000.
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
In the event of a default on the Series A bonds, the holders of the bonds could seek to foreclose on the Retama Park racetrack facilities and real estate. We have provided loans to the RDC to support the operations of the racetrack and to meet its interest and sinking fund obligations on its Series A bonds, which are further described in Item 1 — Business of this Annual Report on Form 10-K. We believe it has been in our best interest to help the RDC avoid default of the Series A bonds as the best strategy to achieve returns on the Series B bonds in the event of additional forms of gaming are approved for Texas racetracks, of which there can be no assurance. Such financial support is entirely at the discretion of the Company and has been documented by promissory notes secured by a mortgage on the Retama Park racetrack real estate and facilities which is subordinated to the RDC Series A bonds and converted Series B bonds, if any. As more fully described in the 8-K filed by the Company on February 25, 2010 and Part I — History and Developments During the Last Three Years of this 10-K, on February 25, 2010 the Company entered into a Purchase and Sale Agreement with Christopher J. Hall (“Hall”), the Company’s majority shareholder, Chairman and director, where the Company transferred to Hall, in addition to other assets and cash, the full principal and interest value of these RDC notes in exchange for 898,000 shares of the Company’s common stock and two municipal bond positions. Subsequently, on September 16, 2010 the Company loaned the RDC $400,000 for general operating purposes. The loan carries an interest rate of 8.50% and matures January 1, 2013. At December 31, 2010, the Company recognized interest of $9,728 as a result of a loan made by the Company in September of this year; however, due to uncertain economic future of Retama Park, the Company elected to suspend further recognition of interest income until events and circumstances dictate otherwise.
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
We have been actively pursuing the legalization of additional gaming at Texas racetracks through a coalition of Texas racetracks that includes the other two Class I tracks, Lone Star Park and Sam Houston Race Park. If the legalization of additional forms of gaming is approved at Texas racetracks, it is believed that the profit from this operation could provide sufficient cash flow to enable both the Series A and Series B bonds to be repaid. However, there can be no assurance that the Texas legislature and governor will approve such additional gaming and, if approved, whether the structure and taxation on such additional gaming would benefit the Company. There is substantial opposition to expanding gaming operations in Texas and no such expansion was approved during the 2009 Texas legislative session. The 2011 Texas legislative session commenced in January and legislation has been filed that would allow for the expansion of gaming at racetracks by legalizing the operation of slot machines at such facilities. The principals at Retama Park and the Company, as well as all other racing interests in Texas, are currently focused on the passage of favorable legislation.
Retama Park experiences strong competition from other gaming alternatives including on-line gaming, other forms of gaming in surrounding states, as well as from other entertainment venues in its market area. We expect these factors to continue to adversely affect the liquidity of RDC in the absence of legislation allowing additional gaming.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position was as follows: 79,900 shares of SAMCO and 1,130,922 shares of the publicly traded PWI common stock. During the fourth fiscal quarter of 2009, the Company sold 64,000 shares of SAMCO at an average price of $5.49 per share, resulting in a remaining position of 15,900 shares, or approximately 1.66% of the outstanding stock as December 31, 2009. During the first fiscal quarter of 2010, the Company sold its remaining shares of SAMCO at a price of $5.59 per share. In August 2008, the Company sold 30,000 shares of PWI common stock at an average price of $18.30 per share. In August 2009, the Company sold 100,000 shares of PWI common stock at an average price of $11.71 per share, leaving a balance of 1,000,922 shares of PWI common stock. As more fully described in the 8-K filed by the Company on February 25, 2010 and Part I — History and Developments During the Last Three Years of this 10-K, on February 25, 2010 the Company entered into a Purchase and Sale Agreement with Christopher J. Hall (“Hall”), the Company’s majority shareholder, Chairman and director, where the Company transferred to Hall, in addition to other assets and cash, 500,000 shares of PWI common stock in exchange for 898,000 shares of the Company’s common stock and two municipal bond positions. The Company holds a position of 500,922 shares of PWI common stock as of December 31, 2010 and recognizes cumulative other comprehensive income from the increase in value of the PWI common stock of approximately $33,000 (gross) or $22,000 net of taxes.
The Company originally extended credit to Penson in order to achieve a higher return on its capital for use in its business. After the loan was converted to Penson stock it continues to be held as a source of capital for the Company’s business.
The Company has maintained an investment account with Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of PWI, since 1999. At December 31, 2010, the Company had a margin loan in this account in the amount of $5,777,021, which is collateralized by a majority of its marketable securities. In September 2009, PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity in the Retama Development Corporation Series B bonds, it should require a 100% margin requirement, effectively making these bonds non-marginable. As a result, the Company received a margin call letter on September 28, 2009 from PFSI notifying the Company that it needed to deposit $5,300,000 in additional cash or margin collateral into its margin loan account by September 30, 2009. The Company did not make the requested deposit by September 30, 2009. PFSI elected not to pursue remedial actions at the time, such as account liquidation, but continued to reserve all of their rights and remedies under the margin agreement while working with the Company to restructure the margin loan. As part of the margin loan restructuring, on February 25, 2010, the Company entered into a Promissory Note in favor of PWI, in the principal amount of $13,922,000, accumulating interest at a rate of 10% per year with a maturity of February 25, 2012. On September 16, 2010 the Company borrowed an additional $400,000 from PWI, bringing the balance of the Promissory Note to $14,322,000. On November 12, 2010 the Company made a payment of $1,000,000 in principal and $6,222 in interest on the Promissory Note, bringing the principal balance down to its current balance of $13,322,000. The Company has granted PWI a carried interest equal to 20% of the proceeds from its holdings of Retama Development Corp. B Bonds. If the Company repays the Promissory Note prior to the second anniversary of the issuance and there was no default or event of default prior to such repayment, the carried interest will be reduced to 15%. The carried interest entitles the lender to a percentage of all income, principal and other proceeds (in whatever form) from or in respect of the Retama Development Corp. B Bonds of any kind whether on account of interest, redemption of principal, proceeds of sale, pledge or other transfer or disposition of the Bonds, insurance proceeds, tax refunds, or otherwise made or payable in respect of any of the Bonds. The carried interest survives the repayment of the Promissory Note. The Promissory Note is secured by a lien on substantially all of the Company’s assets.
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

As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General Partner and 50% to the Limited Partner. The Estates at Canyon Ridge was sold on November 2, 2010 to an unrelated third party, resulting in a loss by the Company of approximately $1,683,000, which was reflected in an impairment charge. At closing, the Company utilized its portion of proceeds to repay a portion of the PWI Promissory Note and fund the Company’s general operating expenses. $250,000 of the closing proceeds are being held in an escrow account for six months as insurance against any breach of representations and warranties contained in the purchase agreement by the seller. The Company’s portion of the escrow is approximately $116,000 and it is expected to be released in May.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide 95% of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full-service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer who also serves as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraphs. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid 50% to the general partner and 50% to the limited partner. In January 2009, the Company sold 23.2446% of its 95% limited partnership in CA, LP to Thomas R. Johnson, the President and CEO of the Company, for $400,000, representing the Company’s cost basis in that portion of the partnership. As of December 31, 2009, the Company’s investment totaled approximately $1.08 million. Rehabilitation of the facility was completed during 2007 and 100% occupancy was achieved for the beginning of the 2008-2009 school year, however, due to the construction of new dormitories on the campus of Auburn University, and the high number of freshman that the University required to live on campus, the facility only achieved 26% occupancy for the current 2009-2010 school year. As a result, the Company, as a limited partner, contributed an additional $215,000 in 2010 to cover operating losses. While it was anticipated that the decline in occupancy was a temporary issue during the absorption of the new dorms in the market, leasing for the current 2010-2011 school year did not rebound as much as anticipated, reaching approximately 65%. Additionally, due to a lack of available cash, the Company was unable to continue to fund operating losses and debt service payments in 2010. As a result, the first mortgage lender for the property has engaged a receiver to operate the property. We have not been informed of the institution of any foreclosure proceedings at the time, but the lender continues to reserve their rights to take any action they deem necessary. Due to the current status of the property, the Company fully impaired its investment in this project, resulting in a charge to earnings of $1.3 million in the third quarter ended September 30, 2010.
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
Investment Company Act
The Company has taken the position that it is not an investment company required to be registered under the Investment Company Act of 1940 (the “1940 Act”) because under Section 3(b)(1) of such Act, an issuer which is primarily engaged in a business other than investment in securities is not considered an investment company under the Act. If it were established that the Company is an unregistered investment company, there would be a risk, among other material adverse consequences, that the Company could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange

Commission. The Company would also be unable to enforce contracts with third parties or third parties could seek to obtain rescission of transactions undertaken in the period it was established the Company was an unregistered investment company.
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
Valuation of Marketable Securities
Investments in equity and debt securities are generally based on quoted market prices. However, the investments in the RDC Series A and B bonds represent debt securities, and there is no readily available quoted market price, as these securities are owned by a limited number of holders. The Series A bonds are classified as available-for-sale and have been valued at their face value of $133,000 as supported by our estimate of the underlying value of the collateral (the Retama Park racetrack facility). We estimated the value based upon a complete appraisal of the racetrack land and improvements in June 2005, supplemented by our review of subsequent industry and economic trends, condition of the racetrack facilities and local real estate trends, and based our valuation of the Series A bonds on our percentage ownership. The Company has fully impaired the Series B bonds based on the limited available market, the uncertainty of principal or interest payments and the subordinate lien on the collateral.
Valuation of Penson Worldwide, Inc. Common Stock
The Penson Worldwide, Inc. (“PWI”) (Nasdaq: PNSN) common stock is valued at their quoted market price at the close of business on December 31, 2010, the last trading day of the fiscal year. Based on a closing price of $4.89 per share and a position of 500,922 shares, the Company’s holdings of PWI common stock is valued at $2,449,509 as of December 31, 2010. The Company held 1,000,922 shares of PWI common stock as of December 31, 2009 and the holdings were value at $9,068,353 at that time.
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
Valuation of Other Investments
The Company estimates fair value for its other investments based on historical cost and other relevant information. The Company assesses the impairment of the other investments at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of the other investments may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. The Company recorded impairment losses during the fiscal year ended December 31, 2010 of $3,044,241.
Interest Income Recognition — Retama Development Corporation
During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. For the nine months ended September 30, 2009, the Company recognized the accrued interest on the RDC note as income; however, as of October 1, 2009, the Company elected to suspend further recognition of interest income until events and circumstances dictate otherwise. Due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment, the Company deemed it appropriate to suspend the income recognition of the interest on the RDC note. The Company will continue to evaluate its assessment, and make any adjustments it deems necessary.
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
Tax authorities periodically audit the Company’s income tax returns. These audits include questions regarding our tax filing positions, including the timing and amount of deductions. In evaluating the exposures associated with the Company’s various tax filing positions, the Company adjusts its liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available.
The Company’s liability for unrecognized tax benefits (none at December 31, 2010) contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with its various filing positions. The Company’s effective income tax rate is also affected by changes in tax law, the level of earnings and the results of tax audits. Although the Company believes that the judgments and estimates are reasonable, actual results could differ, and the Company may be exposed to losses or gains that could be material. An unfavorable tax settlement generally would require use of the Company’s cash and result in an increase in its effective income tax rate in the periods of resolution. A favorable tax settlement would be recognized as a reduction in the Company’s effective income tax rate in the period of resolution. The Company’s income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO 2009
RESULTS OF OPERATIONS
a. Revenues and Other Income
     Revenues
The Company’s revenue for the year ended December 31, 2010 was $4,317,238 compared to $4,951,460 for the year ended December 31, 2009. The decrease in revenue is attributed to a decrease in the number of race days at Retama Park racetrack, 16 in 2010 as compared to 59 in 2009. As discussed in the “Retama Park Racetrack — Management” section under Item 7 in this section, the Company’s revenue is directly related to the reimbursement of payroll and payroll related expenses of the racetrack. Therefore, a decrease in race days results in a decrease in staffing requirements and, consequently, decreases reimbursements to the Company.
     Interest Income
Interest income for the year ended December 31, 2010 was $332,853 compared to $437,006 for the year ended December 31, 2009. The Company’s increase in interest income from interest bearing municipal bonds acquired in the exchange of assets in February of 2010 as more fully described in the 8-K filed by the Company on February 25, 2010 and Part I — History and Developments During the Last Three Years of this 10-K, was more than offset by the decrease in accrued interest from the Funding Agreement with the Retama Development Corporation that was disposed of as part of the same transaction.
b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the year ended December 31, 2010 was $4,918,736 compared to $5,498,323 for the year ended December 31, 2009. The decrease in operating expense in 2010 as compared to 2009 is also attributable to the decrease in the number of race days at Retama Park racetrack in 2010 from the prior year.
     Income Tax
The Company recognized a federal tax benefit in 2010 of $986,398 and an expense in 2009 of $76,019. The Company’s total federal income tax does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income. The significant increase in federal tax benefit in 2010 from 2009 is the result of an approximately $1.3 million impairment taken on the Company’s investment in Cambridge at Auburn and an impairment loss of approximately $1.68 million on the Company’s investment in The Estates at Canyon Ridge.
     Other Comprehensive Income
As of December 31, 2010, the Company recognized cumulative other comprehensive income of ($197,782), net of related taxes, primarily on the disposition of a portion of the Company’s investment in PWI common stock and the subsequent decline in fair market value over the Company’s cost basis of its investments in PWI common stock based on the closing price of the common stock as of December 31, 2010. Accumulated other comprehensive income at December 31, 2009 was $2,840,676, net of taxes.
LIQUIDITY AND CAPITAL RESOURCES
During the year ended December 31, 2010, the Company’s operating activities used cash of $2,268,138 compared to $1,404,834 used for the year ended December 31, 2009.
As discussed in Note 5 to the audited financial statements, the Company maintains an investment account that utilizes a margin loan collateralized by the Company’s marketable securities. As of December 31, 2010 there was no availability under this margin as detailed in the following chart. The Company is currently in the process of pursuing transactions, such as the liquidiation of certain municpal bond positions that, if successful, would paydown the margin loan balance in an amount sufficient to provide operating a liquidity and restore borrowing availability. While there can be no assurances that the Company will be successful in completing these transactions, the Company believes that there is a reasonable likelihood of executing at least one transaction that would be meaningful in restoring operating liquidity. While the Company pursues these transactions, PWI has elected not to engage in the liquidation of the underlying collateral.

	As of December 31, 2009	As of December 31, 2010
Margin value of Retama Series B bonds	$—	$—
Margin value of all other marketable securities	9,259,476	6,130,097

Total margin value of marketable securities	$9,259,476	$6,130,097

Maximum loan based on 75% loan-to-value	$6,944,607	$4,597,573
Margin loan outstanding	$13,259,281	$5,777,020
Margin loan availability (call)	$(6,314,674)	$(1,179,447)
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
In the past the Company has provided loans to the RDC but has had no obligation to do so since 1999. These loans were provided in order to support the continued operation of Retama Park as a Class I racetrack while pursuing the approval of additional forms of gaming at Texas racetracks. We anticipate that the profits from additional gaming operations at Retama Park, if approved, would provide sufficient cash flow to the RDC to enable the Series B bonds to be repaid in full. We believe our loans to the RDC, which amount to $409,728 including accrued interest as of December 31, 2010, and our holdings of RDC Series A bonds in the amount of $133,000 are fully secured by the collateral security in the Retama Park facilities and real estate and would be repaid even if the operations of Retama Park racetrack were terminated. The Company will respond to any future requests for additional funding by the RDC as it deems appropriate.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Call Now, Inc. and Subsidiary
San Antonio, Texas
We have audited the accompanying consolidated balance sheets of Call Now, Inc. and Subsidiary (collectively referred to as “the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Call Now, Inc. and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Akin, Doherty, Klein & Feuge, P.C.
Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
March 31, 2011

CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$189,340	$17,452
Accounts receivable, net	777,460	789,069
Marketable securities — related party	2,449,509	9,068,353
Marketable securities — other	3,638,437	140,808
Other current assets	232,007	139,696

Total current assets	7,286,753	10,155,378

Furniture, Equipment and Improvements (less accumulated depreciation of $5,296 and $1,372)	10,401	14,325

Other Assets:
Marketable securities — Retama Development Corp.	133,000	145,000
Investments	116,279	4,365,136
Notes and interest receivable — Retama Development Corp.	409,728	5,222,893
Deferred tax asset	2,048,940	936,601

Total other assets	2,707,947	10,669,630

Total Assets	$10,005,101	$20,839,333

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$532,536	$654,301
Margin loan payable — related party	5,777,021	13,259,281
Deferred taxes payable	—	1,463,379

Total current liabilities	6,309,557	15,376,961

Long-Term Note Payable and Accrued Interest — related party	14,508,750	—

Equity (Deficit):
Call Now Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 2,013,877 and 2,902,367 outstanding	3,327	3,327
Additional paid-in-capital	7,091,120	7,091,120
Treasury stock, at cost, 1,313,198 and 424,708 shares	(14,372,488)	(3,094,455)
Accumulated other comprehensive income (loss)	(197,783)	2,840,676
Retained earnings (deficit)	(3,495,497)	(1,502,733)

Total Call Now stockholders’ equity	(10,971,321)	5,337,935
Non-controlling interest	158,115	124,437

Total equity (deficit)	(10,813,206)	5,462,372

Total Liabilities and Equity (Deficit)	$10,005,101	$20,839,333

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009
Revenues
Reimbursement of payroll and payroll related expenses	$4,077,238	$4,711,460
Management fees	240,000	240,000

	4,317,238	4,951,460

Expenses
Payroll and payroll related expenses	4,076,113	4,711,460
Corporate general and administrative operations	842,623	786,863

Total expenses	4,918,736	5,498,323

Net Operating (Loss)	(601,498)	(546,863)

Other Income (Expenses)
Interest income — related party	149,635	283,429
Interest income — other	183,218	153,577
Gain on sale of marketable securities — related party	2,077,510	688,197
Gain (loss) on sale of marketable securities — other	(10,001)	41,571
Gain on sale of investment — related party	12,179	107,162
Gain on sale of investment — other	—	42,764
Impairment of other investments, long-term	(3,044,241)	—
Interest expense — related party	(1,712,286)	(1,059,953)

Total other income (expense), net	(2,343,986)	256,747

(Loss) before income taxes	(2,945,484)	(290,116)

Income tax expense (benefit)	(986,398)	76,019

Net (loss) including non-controlling interest	(1,959,086)	(366,135)

Less: net income attributable to non-controlling interest	(33,678)	(48,000)

Net (Loss) Attributable to Call Now	$(1,992,764)	$(414,135)

Per Share Data
Basic and diluted (loss) per share attributed to
Call Now common shareholders	$(.90)	$(.14)

Weighted average common shares outstanding:
Basic	2,214,868	2,902,367
Dilutive	2,214,868	2,902,367
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

						Accumulated
			Additional			Other	Retained	Non-	Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Earnings	Controlling	Stockholders“
	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Interest	Equity (Deficit)
Balance, December 31, 2008	3,327,075	$3,327	$7,091,120	424,708	$(3,094,455)	$2,113,109	$(1,088,598)	$76,437	$5,100,940

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(414,135)	48,000	(366,135)
Unrealized gain on securities, net of $375,000 in income taxes	—	—	—	—	—	727,567	—	—	727,567

Total comprehensive income	—	—	—	—	—	—	—	—	361,432

Balance, December 31, 2009	3,327,075	$3,327	$7,091,120	424,708	$(3,094,455)	$2,840,676	$(1,502,733)	$124,437	$5,462,372

Purchase of treasury stock from related party	—	—	—	898,463	(11,404,600)				(11,404,600)
Sale of treasury stock to related party	—	—	—	(9,973)	126,567				126,567

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(1,992,764)	33,678	(1,959,086)
Unrealized gain on securities, net of $1,565,000 in income taxes	—	—	—	—	—	(3,038,459)	—	—	(3,038,459)

Total comprehensive income	—	—	—	—	—	—	—	—	(4,997,545)

Balance, December 31, 2010	3,327,075	$3,327	$7,091,120	1,313,198	$(14,372,488)	$(197,783)	$(3,495,497)	$158,115	$(10,813,206)

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Operating Activities
Net (loss) including non-controlling interest	$(1,959,086)	$(366,135)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities — related party	(2,077,510)	(688,197)
Net realized loss (gains) on sales of marketable securities — other	10,001	(41,571)
Net realized (gains) on sales of long-term investments — related party	(12,179)	(107,162)
Net realized (gains) on sales of long-term investments — other	—	(42,764)
Loss on impairment	3,044,241	—
Bad debt allowance	180,000	60,000
Deferred income taxes	(1,010,451)	(92,920)
Depreciation	3,924	3,924
Changes in operating assets and liabilities:
Accounts receivable	(168,391)	(240,000)
Other current assets	(156,921)	(20,036)
Accounts payable and accrued expenses	(121,766)	130,027

Net Cash (Used) by Operating Activities	(2,268,138)	(1,404,834)

Investing Activities
Advances on notes and interest receivable — Retama Development Corp.	(409,728)	(283,429)
Sales of note receivable — Retama Development Corp.	5,222,893	—
Proceeds from sales of available-for-sale marketable securities	54,999	1,106,364
Proceeds from sales of available-for-sale marketable securities — related party	4,492,000	1,170,597
Purchase of available-for-sale marketable securities	(3,950,000)	—
Proceeds from sale of other long-term investments	—	451,500
Proceeds from sale of other long-term investments to related party	—	400,000
Purchase of other long-term investments	(251,250)	(723,762)
Proceeds from other investments	1,532,655	—

Net Cash Provided by Investing Activities	6,691,569	2,121,270

Financing Activities
Proceeds from margin loans — related party	7,537,367	1,510,058
Payments on margin loans — related party	(15,019,627)	(2,297,879)
Proceeds from long-term debt — related party	15,514,972	—
Repayment of long-term debt — related party	(1,006,222)	—
Purchase of treasury stock — related party	(11,404.600)	—
Sale of treasury stock — related party	126,567	—

Net Cash (Used) by Financing Activities	(4,251,543)	(787,821)

Net Change in Cash and Cash Equivalents	171,888	(71,385)

Cash and cash equivalents at beginning of year	17,452	88,837

Cash and Cash Equivalents at End of Year	$189,340	$17,452

Supplemental Disclosures
Interest paid in cash	$1,720,619	$1,059,953
Income taxes paid in cash	12,813	7,429
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
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
The management agreement with Retama Park is the only management agreement that REG has executed with a track currently in operation and is the only source of revenue for REG.
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
Accounts Receivable: Accounts receivable are reported at outstanding principal, net of an allowance for doubtful accounts of $240,000 and $60,000 at December 31, 2010 and 2009. The allowance for doubtful accounts is determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.
Marketable Securities: The Company classifies its investment portfolio as held-to-maturity, available-for-sale, or trading. At December 31, 2010 and 2009, all of the Company’s marketable securities were available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
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
Notes and Interest Receivable — Retama Development Corporation: Notes and interest receivable from Retama Development Corporation are carried at outstanding principal plus accrued interest. The Company reviews the carrying value for impairment on at least an annual basis, and believes the security is sufficient to assure recovery of the principal and accrued interest.
Valuation of Other Investments — The Company estimates fair value for its other investments based on historical cost and other relevant information. The Company assesses the impairment of the other investments at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES — continued
flows; significant changes in the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of the other investments may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. The Company recorded an impairment charge during the fiscal year ended December 31, 2010 of $3,044,241.
Interest Income Recognition — Retama Development Corporation: During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. Through September 30, 2009, the Company recognized the accrued interest on the RDC note as income; however, as of October 1, 2009, the Company elected to suspend further recognition of interest income until events and circumstances dictate otherwise. Due to the continued decline of the financial performance of Retama Park the Company has deemed it appropriate to suspend the income recognition through December 31, 2010. The Company will continue to evaluate its assessment, and make any adjustments it deems necessary.
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
At December 31, 2010 and 2009, the Company’s investment in Penson Worldwide, Inc. common stock totaled $2,449,509 and $9,068,353, respectively, or approximately 24% and 44%, respectively, of the Company’s total assets. Any significant decline in the fair market value of this asset would negatively impact the financial position of the Company.
Fair Value of Financial Instruments: Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and margin loan payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES — continued
because of the short-term maturity of these instruments. Marketable securities are recorded at fair value, with a majority of such securities being traded in an active market. Fair value of notes payable is based on rates available to the Company for debt with similar terms and maturities.
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
Stock Based Compensation: The Company applies the provisions of ASC Topic 718-10, “Compensation — Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan, based on estimated fair values. There were no options granted in 2010 or 2009, and no options were outstanding at December 31, 2010 or 2009.
Comprehensive Income: Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. The components of comprehensive income are included in the Statement of Changes in Stockholders’ Equity.
Subsequent Events: Management has reviewed and evaluated events and transactions which have occurred subsequent to December 31, 2010 through March 31, 2011, the date of issuance of these financial statements.
Reclassification: Certain reclassifications, all insignificant in amount, have been made to the prior year’s financial statements in order to conform to the current presentation.
NOTE 2 — MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values are as follows at December 31, 2010 and 2009:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
2010	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities, PWI common stock, see note 4	$2,416,449	$33,060	$—	$2,449,509
Municipal bonds	4,076,575	—	(438,138)	3,638,437

	$6,493,024	$33,060	$(438,138)	$6,087,946

Non-current Assets, available-for-sale:
RDC Series A bonds	27,594	105,406	—	133,000

Total available-for-sale securities	$6,520,618	$138,466	$(438,138)	$6,220,946

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
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

Unrealized gains (losses) on marketable securities available-for-sale at December 31, 2010 and 2009 are shown net of income taxes as a component of stockholders’ equity.
The Company has five debt securities in an unrealized loss position at December 31, 2010. The unrealized loss on these securities at December 31, 2010 is $438,138 and the market value is $3,638,437. The Company does not consider these investments to be other than temporarily impaired.
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
Payment on the Series A bonds have remained current through the payment of interest and principal due December 31, 2010 substantially as a result of loans made through the Funding Agreement. There have never been any payments made on the Series B bonds and it is not anticipated that any payment will be made unless additional forms of gaming (video lottery terminals, slot machines, table games) are legalized at Texas racetracks or the underlying collateral real estate is either sold or redeveloped. The Company fully impaired the Series B bonds based on the limited available market, the uncertainty of principal or interest payments and the subordinate lien on the collateral.
As part of the bond defeasance agreement, the Company was obligated to lend certain amounts to the RDC to fund any operating losses for up to 2 years, which expired in 1999. Although the Company is not currently obligated to fund the RDC, it has continued to do so as part of its strategy to assure continued operations at the racetrack. At December 31, 2010, the total amount funded by the Company to the RDC for its operations includes principal of $400,000 plus interest of $9,728 as a result of a loan made by the Company in September of this year; however, due to uncertain economic future of Retama Park, the Company elected to suspend further recognition of interest income until events and circumstances dictate otherwise.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 3 —MARKETABLE SECURITIES AND NOTES RECEIVABLE — RETAMA DEVELOPMENT — continued
At December 31, 2009, the Company had an outstanding receivable from the RDC in the principal amount of $3,627,569 plus accrued interest of $1,595,324. Such funding was secured by a second lien on the racetrack facility. As more fully described in the 8-K filed by the Company on February 25, 2010 and Part I — History and Developments During the Last Three Years of this 10-K, on February 25, 2010 the Company entered into a Purchase and Sale Agreement with Christopher J. Hall (“Hall”), the Company’s majority shareholder, Chairman and director, where the Company transferred to Hall, in addition to other assets and cash, the full principal and interest value of these RDC notes in exchange for 898,000 shares of the Company’s common stock and two municipal bond positions.
The balance of these bonds and notes receivable, all considered long-term, are as follows at December 31, 2010 and 2009:

	Total	Face Amount
	Face Amount	Owned By	Cost	Carrying
2010	Outstanding	Call Now	Basis	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,045,000	$133,000	$27,594	$133,000
RDC Series B bonds	86,925,000	43,962,500	1,077,463	—

Total bonds, long-term				$133,000

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$400,000	$400,000	$400,000	$400,000
Accrued interest receivable	9,728	9,728	9,728	9,728

Total notes and interest receivable				$409,728

	Total	Face Amount
	Face Amount	Owned By	Cost	Carrying
2009	Outstanding	Call Now	Basis	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,250,000	$145,000	$30,083	$145,000
RDC Series B bonds	86,925,000	43,962,500	1,077,463	—

Total bonds, long-term				$145,000

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$3,627,569	$3,627,569	$3,627,569	$3,627,569
Accrued interest receivable	1,595,324	1,595,324	1,595,324	1,595,324

Total notes and interest receivable				$5,222,893

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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 4 — MARKETABLE SECURITIES — RELATED PARTY — continued
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. During the fourth fiscal quarter of 2009, the Company sold 64,000 shares of SAMCO at an average price of $5.49 per share, resulting in a remaining position of 15,900 shares, or approximately 1.66% of the outstanding stock as December 31, 2009. During the first fiscal quarter of 2010, the Company sold its remaining shares of SAMCO at a price of $5.59 per share. In August 2008, the Company sold 30,000 shares of PWI common stock at an average price of $18.30 per share. In August 2009, the Company sold 100,000 shares of PWI common stock at an average price of $11.71 per share, leaving a balance of 1,000,922. As more fully described in the 8-K filed by the Company on February 25, 2010 and Part I — History and Developments During the Last Three Years of this 10-K, on February 25, 2010 the Company entered into a Purchase and Sale Agreement with Christopher J. Hall (“Hall”), the Company’s majority shareholder, Chairman and director, where the Company transferred to Hall, in addition to other assets and cash, 500,000 shares of PWI common stock in exchange for 898,000 shares of the Company’s common stock and two municipal bond positions. The Company holds a position of 500,922 shares of PWI common stock, or approximately 1.75% of the outstanding shares as of December 31, 2010 and recognizes cumulative other comprehensive income from the increase in value of the PWI common stock of approximately $33,000 (gross) or $22,000 net of taxes. The Company originally extended credit to Penson in order to achieve a higher return on its capital for use in its business. After the loan was converted to Penson stock it continues to be held as a source of capital for the Company’s business.
NOTE 5 — MARGIN LOAN PAYABLE — RELATED PARTY
The Company has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., which accrues interest at an interest rate of 7.45% at December 31, 2010 and 2009. The balance of the margin loan was $5,777,020 and $13,259,281 at December 31, 2010 and 2009, respectively. The margin loan is collateralized by a majority of the Company’s marketable securities, including all of its PWI common stock. The Company paid interest on the margin loan of $387,131 in 2010 and $1,059,953 in 2009. There was no borrowing availability from this margin account at December 31, 2010 and 2009.
NOTE 6 — NOTE PAYABLE — RELATED PARTY
On February 25, 2010, the Company entered into a Promissory Note in favor of PWI, in the principal amount of $13,922,000, accumulating interest at a rate of 10% per year with a maturity of the principal and interest onFebruary 25, 2012. On September 16, 2010 the Company borrowed an additional $400,000 from PWI, bringing the balance of the Promissory Note to $14,322,000. On November 12, 2010 the Company made a payment of $1,000,000 in principal and $6,222 in interest on the Promissory Note, bringing the principal balance down to its current balance of $13,322,000. The Company has granted PWI a carried interest equal to 20% of the proceeds from its holdings of Retama Development Corp. B Bonds. If the Company repays the Promissory Note prior to the second anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to 15%. The carried interest entitles the lender to a percentage of all income, principal and other proceeds (in whatever form) from or in respect of the Retama Development Corp. B Bonds of any kind whether on account of interest, redemption of principal, proceeds of sale, pledge or other transfer or disposition of the Bonds, insurance proceeds, tax refunds, or otherwise made or payable in respect of any of the Bonds. The carried interest survives the repayment of the Promissory Note. The Promissory Note is secured by a lien on substantially all of the Company’s assets.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 7 — STOCKHOLDERS’ EQUITY
Preferred Stock: The Company has authorized 266,667 shares of $.001 par value preferred stock, of which 100,000 shares are designated Class A convertible redeemable preferred stock (Class A), 66,667 shares are designated Class B convertible redeemable preferred stock (Class B), and 100,000 are designated as Class C convertible redeemable preferred stock (Class C).
The Class A preferred stock is non-voting, redeemable at the option of the Company at a price of $5 per share plus accrued but unpaid dividends, and convertible into five shares of common stock at the option of the holder. The Class A preferred stockholders are entitled to receive an annual dividend of $.30 per share. No Class A shares are outstanding at December 31, 2010 and 2009.
The Class B preferred stock is non-voting, redeemable at the option of the Company at a price of $100 per share plus accrued but unpaid dividends, and convertible into 100 shares of common stock at the option of the holder. The Class B preferred stockholders are entitled to receive an annual dividend of $6.00 per share. No Class B shares are outstanding at December 31, 2010 and 2009.
The Class C preferred stock is non-voting, redeemable at the option of the Company at a price of $3.00 per share plus one share of common stock and convertible into one share at the option of the holder. No Class C shares are outstanding at December 31, 2010 and 2009.
NOTE 8 — INCOME TAXES
Income tax expense does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income received in each year. The components of the provision for income tax expense (benefit) are as follows at December 31:

	2010	2009
Deferred federal income tax (benefit)	$(1,010,449)	$(92,921)
Current federal income tax	—	148,750
State income tax	24,051	20,190

Income tax expense (benefit)	$(986,398)	$76,019

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carryforward, long-term	$1,775,847	$765,397
Basis difference in assets, long-term	—	171,204
Unrealized losses on marketable securities, current	101,888	—

	$(1,877,735)	$936,601

Deferred tax (liabilities):
Unrealized gains on marketable securities, current	$—	$(1,463,379)

The Company has net operating loss carryforwards for tax purposes of approximately $5,223,000 that begin to expire in the year 2023.
Other Tax Matters: The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. The Company included accruals for unrecognized income tax benefits totaling $0 as a component of other liabilities as of December

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 8 — INCOME TAXES — continued
31, 2010 and 2009. During 2009 an unrecognized tax position of $398,750 has been settled with the taxing authority. The Company accrued interest of $21,250 at December 31, 2009. The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.
A reconciliation of the change in the unrecognized tax benefits is as follows:

Unrecognized tax benefit at December 31, 2008	$250,000
Gross increases — tax positions in prior years	148,750
Settlements	(398,750)

Unrecognized tax benefits at December 31, 2009	$0

As of December 31, 2010, the tax years ending December 31, 2006 through 2009 remain subject to examination by tax authorities.
NOTE 9 — RELATED PARTY TRANSACTIONS
The Company owns 500,922 shares of Penson Worldwide, Inc. common stock with a market value of $2,449,509 at December 31, 2010, and 1,000,922 shares with a market value of $9,068,353 at December 31, 2009. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $5,777,021 at December 31, 2010 and $13,259,281 at December 31, 2009. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc.
In 2005 the Company purchased a limited partnership interest in a 270-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG. The general partner is an unrelated real estate development company based in Houston. The Estates at Canyon Ridge was sold on November 2, 2010 to an unrelated third party, resulting in a realized loss by the Company of approximately $1,683,000. This amount had previously been reported by the Company as an impairment charge to earnings in the quarter ended September 30, 2010.
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
On February 25, 2010, the Company entered into a Promissory Note in favor of PWI, in the principal amount of $13,922,000, accumulating interest at a rate of 10% per year with a maturity of February 25, 2012. On September 16, 2010 the Company borrowed an additional $400,000 from PWI, bringing the balance of the Promissory Note to $14,322,000. On November 12, 2010 the Company made a payment of $1,000,000 in principal and $6,222 in interest on the Promissory Note, bringing the principal balance down to its current balance of $13,322,000. In addition, the Company has granted PWI a carried interest equal to 20% of the proceeds from its holdings of Retama Development Corp. B Bonds. If the Company repays the Promissory Note prior to the second anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to 15%. The carried interest entitles the lender to a percentage of all income, principal and other proceeds (in whatever form) from or in respect of the Retama Development Corp. B Bonds of any kind whether on account of interest, redemption of principal, proceeds of sale, pledge or other transfer or disposition of the Bonds, insurance proceeds, tax refunds, or otherwise made or payable in respect of any of the Bonds. The carried interest survives the repayment of the Promissory Note. The Promissory Note is secured by a lien on substantially all of the Company’s assets.
Simultaneous with the execution of the Promissory Note with PWI on February 25, 2010, the Company entered into a Purchase and Sale Agreement with Christopher Hall, the Company’s majority stockholder, Chairman and a director. Under such agreement,

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 9 — RELATED PARTY TRANSACTIONS — continued
which was approved by the Board of Directors in accordance with the By-laws, the Company purchased from Mr. Hall the following:
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
Additionally, on June 15, 2010 the Company sold 9,973 shares of the Company’s common stock to Mr. Hall for $126,567.
NOTE 10 — MANAGEMENT AGREEMENT
The Company’s agreement to operate and manage the Retama Park racetrack extends through November 1, 2020. The Company is reimbursed for the majority of its payroll and payroll related expenses, and receives a management fee is $20,000 per month, with certain adjustments.
NOTE 11 — FAIR VALUE MEASUREMENTS
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
The three levels of the fair value hierarchy are as follows:
Level 1:	Quoted prices are available in active markets for identical asset or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2010 and 2009.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 11 — FAIR VALUE MEASUREMENTS — continued

	December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$2,449,509	$—	$—	$2,449,509
Marketable securities — other	3,638,437	—	—	3,638,437
Marketable securities — Retama Development Corp. — Series A	—	—	133,000	133,000

Liabilities:
None	—	—	—	—

	December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$9,068,353	$—	$—	$9,068,353
Marketable securities — other	140,808	—	—	140,808
Marketable securities — Retama Development Corp. — Series A	—	—	145,000	145,000

Liabilities:
None	—	—	—	—
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

Marketable Securities
	Retama Developmement Corp.	Total
Balances as of January 1, 2009	$145,000	$145,000
Total losses (realized or unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances, redemptions and settlements	—	—
Transfers in and out of level 3	—	—

	$145,000	$145,000

Change in unrealized gains or losses in earnings (or changes in net assets) relating to asset still held as of December 31, 2009	$—	$—

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 11 — FAIR VALUE MEASUREMENTS — continued

	Marketable Securities
	Retama Developmement
	Corp.	Total
Balances as of January 1, 2010	$145,000	$145,000
Total losses (realized or unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances, redemptions and settlements	(12,000)	(12,000)
Transfers in and out of level 3	—	—

	$133,000	$133,000

Change in unrealized gains or losses in earnings (or changes in net assets) relating to asset still held as of December 31, 2010	$—	$—

	December 31, 2010
					Total
Non-Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Impairments
Assets:
Investments — Long-term	$—	$—	$116,279	$116,279	$(3,044,241)

	December 31, 2009
					Total
Non-Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Impairments
Assets:
Investments — Long-term	$—	$—	$4,365,136	$4,365,136	$—
NOTE 12 — EARNINGS PER SHARE ATTRIBUTABLE TO CALL NOW, INC.
The following reconciles the components of the earnings per share (EPS) computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2010
Basic EPS:
Net (loss) attributable to Call Now, Inc.	$(1,992,764)	2,214,868	$(.90)
Effect of dilutive options	—	—	—

Dilutive EPS	$(1,992,764)	2,214,868	$(.90)

Year Ended December 31, 2009
Basic EPS:
Net (loss) attributable to Call Now, Inc.	$(414,135)	2,902,367	$(.14)
Effect of dilutive options	—	—	—

Dilutive EPS	$(414,135)	2,902,367	$(.14)

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
NOTE 13 — CONTINGENCY
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
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
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
Under the supervisions and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as December 31, 2010 based on these criteria.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.
Changes in Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The directors and executive officers of the Company are as follows:

NAME AND POSITION	AGE
Bryan P. Brown, Director and CEO of Retama Entertainment Group, Inc.	50
Christopher J. Hall, Director and Chairman	52
Thomas R. Johnson, Director and President and Chief Executive Officer	43
William P. McNeer III, Director	50
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
Thomas R. Johnson was elected as President, Chief Executive Officer and Director of Call Now, Inc. in November 2001. Mr. Johnson has served on the Board of Directors of Penson Worldwide, Inc. (“PWI), a publicly traded company that the Company holds a position of 500,922 shares, since August of 2003. Prior to joining the Company, Mr. Johnson was an independent fixed-income bond trader and analyst. He also has been a fixed-income bond analyst and broker for a municipal bond firm from 1989 to 1999.
William P. McNeer III has served as director since 2010. Since 1992 he has been engaged as a self-employed consultant specializing in assisting clients in locating financing alternatives and providing guidance in foreclosure workouts. He has also concurrently served as President of Mortgage Operations for WRC Mortgage in North Palm Beach Florida from 1997 to 2008.
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
ITEM 11. EXECUTIVE COMPENSATION.
The following table presents compensation information for the year ended December 31, 2010 for the persons who served as our principal executive officer and each of our two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year. We refer to these executive officers as our “named executive officers” elsewhere in this annual report. Mr. Brown and Mr. Johnson were each paid a $10,000 bonus for 2008 in the 2009 fiscal year. Mr. Hall and Mr. Johnson each earned $7,000 for their participation in 2009 as directors of the Company, but elected to defer collection of these directors fees until an improved financial position of the Company allows.

Name and				Options	All Other
Principal Position	Year	Salary	Bonus	Awards	Compensation(1)	Total
Thomas R. Johnson,	2010	$200,000	—	—	$0	$200,000
President/CEO	2009	$200,000	$10,000	—	$0	$210,000
Christopher J. Hall,	2010	$200,000	—	—	$0	$200,000
Chairman	2009	$200,000	—	—	$0	$200,000
Bryan P. Brown,	2010	$200,000	—	—	$0	$200,000
CEO, Retama Entertainment Group	2009	$200,000	$10,000	—	$7,000	$217,000

(1)	Consists of director meeting fees.
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
RISK CONSIDERATIONS
The Board considers whether the Company’s compensation policies and practices for both executives and other employees encourage unnecessary or excessive risk taking. The Board believes the Company’s compensation policies and practices are appropriate and do not encourage unnecessary and excessive risk taking.
EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2010
The Company does not have any equity compensation plans outstanding as of December 31, 2010. All equity compensation awards have been exercised or expired prior to such date.
DIRECTOR COMPENSATION
Our directors, including our directors who are named executive officers, are paid $1,000 for each board meeting attended. We reimburse our directors for reasonable travel and lodging expenses incurred in attending meetings.
Director compensation paid to named executive officers is included in the summary compensation table above.

The following table sets forth compensation earned or paid to our non-employee directors in 2010.

	Fees Earned or		Non-equity Incentive	All Other
Name	Paid in Cash	Option Awards	Plan Compensation	Compensation	Total
William P. McNeer III	$5,000	—	—	—	$5,000
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of March 8, 2011, the beneficial ownership of the Company’s Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company’s Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. As detailed in Note 9 — Related Party Transactions of the audited financial statements for fiscal year ended December 31, 2010 above, the Company acquired 898,000 shares and sold 9,973 shares of the Company’s common stock from the Company’s Chairman, Christopher J. Hall leaving a total number of shares outstanding as of March 8, 2011 of 2,013,877.

		Percent of Outstanding
Name	Number of Shares	Common Stock
Christopher J. Hall	1,696,621	84.25%
Thomas R. Johnson	93,975	4.69%
Bryan P. Brown	-0-	0%
William M. Allen	-0-	0%
Officers and Directors as a group (4 Persons).. 1,790,596 88.91%
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE.
As of December 31, 2010, the Company owned 500,922 shares of common stock of Penson Worldwide, Inc. with a market value of $2,449,509. In August of 2003, the Company’s President and CEO, Thomas R. Johnson, was elected to the Board of Directors of PWI pursuant to a provision in the original PWI Note which required that PWI use its best efforts to appoint a nominee of the Company to PWI’s board of directors. The Company has maintained an investment account with Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., since 1999. On December 31, 2010, the Company had a margin loan in this account in the amount of $5,777,021, which is collateralized by its marketable securities.
In 2005, the Company purchased a limited partnership interest in The Estates at Canyon Ridge, a 270-unit luxury apartment complex under development at the master planned community of Stone Oak in San Antonio, Texas. Other limited partners include the Company’s President/CEO, the Company’s majority shareholder and the President of REG, each of who is also a director of the Company. The general partner is an unrelated real estate development company based in Houston. The Estates at Canyon Ridge was sold on November 2, 2010 to an unrelated third party, resulting in a realized loss by the Company of approximately $1,683,000. The Company’s cost basis at the time of the sale was $3,243,623.
In January 2009, the Company sold approximately 23.24% of the 95% limited partnership interest in Cambridge at Auburn, LP to Thomas R. Johnson, the President and Chief Executive Officer of the Company for $400,000. The purchase price represented the Company’s cost basis in the partnership and the proceeds were utilized to support other investments of the Company.
On February 25, 2010 the Company entered into an agreement to acquire 898,000 shares of the Company’s common stock and two municipal bond positions from Hall in exchange for a combination of the Company’s interest in the RDC Note receivable, 500,000 shares of PWI stock owned by the company and $5,511,800 in cash. The effective value of the transaction was $12.70 per share of common stock.
On June 15, 2010 the Company sold 9,973 shares of the Company’s common stock to Mr. Hall for $126,567.
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
The Board has determined that directors Christopher J. Hall, Thomas R. Johnson and Bryan P. Brown are not independent and William P. McNeer III is independent. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. The Board has not designated a separate compensation or nominating committee.
AUDIT COMMITTEE
The Board of Directors has not designated a separate audit committee and the entire Board, whose members are named above, conducts the functions of such committee. The Board has determined that Thomas R. Johnson is an audit committee financial expert and that Mr. Johnson in not an independent director.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Akin, Doherty, Klein & Feuge, P.C. (“Akin”) audited the Company’s financial statements for the year ended December 31, 2010 and December 31, 2009.
Fees related to services performed by Akin in the year ended December 31, 2010 and December 31, 2009 was as follows:

	2010	2009
Audit Fees (1)	$60,500	$60,500
Audit-Related Fees	—	—
Tax Fees (2)	5,150	4,650
All Other Fees (3)	750	11,500

Total	$66,400	$76,650

(1)	Audit Fees represent services provided in connection with the fiscal year audit of our financial statements and review of our quarterly financial statements, notwithstanding when the fees were billed or when the service was rendered.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation for services billed from January through December of the fiscal year.

(3)	All other fees include services billed from January through December of the fiscal year.

BOARD OF DIRECTORS REPORT
The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the Company’s 2010 fiscal year. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.
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
Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.
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

The index for the Consolidate Financial Statements and Report of Independent Registered Public Accounting Firm can be found on page 18.

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

CALL NOW, INC.
By:	/s/ THOMAS R. JOHNSON
	Name:	Thomas R. Johnson
	Title:	President, Chief Executive Officer and Director
	Date:	March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS R. JOHNSON Thomas R. Johnson	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Accounting Officer)	March 31, 2011

/s/ CHRISTOPHER J. HALL Christopher J. Hall	Chairman and Director	March 31, 2011

/s/ BRYAN P. BROWN Bryan P. Brown	Director	March 31, 2011

/s/ WILLIAM P. MCNEER III William P. McNeer III	Director	March 31, 2011

INDEX TO EXHIBITS

Exhibit	Incorporated By
Number	Reference Note	Description
3(a)	A	Articles of Incorporation of Registrant as filed with the Secretary of State of Nevada on September 3, 1999.
3(c)	C	By-Laws of the Registrant.
8.12	G	Management Agreement for Retama Park.
8.15	L	First Amendment to Management Agreement for Retama Park.
8.16	M	Second Amendment to Management Agreement for Retama Park.
8.17	N	Third Amendment to Management Agreement for Retama Park.
10.3	O	Employment Agreement between Call Now, Inc. and Thomas R. Johnson, dated November 3, 2003. *
10.4	P	Employment Agreement between Retama Entertainment Group and Bryan P. Brown, dated March 31, 2004. *
10.6	V	Fourth Amendment to Management Agreement for Retama Park.
10.7	W	Senior Secured Promissory Note between Call Now, Inc. and Penson Worldwide, Inc., dated February 25,2010.
10.8	X	Purchase and Sale Agreement between Call Now, Inc. and Christopher J. Hall, dated February 11, 2010.
10.9		Director Compensation. *
10.10		Summary of Compensation for Named Executive Officers as of March 8, 2011. *
14	U	Business Ethics and Conduct Policy (Code of Ethics).
21		Subsidiaries
31.1		Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 (filed herewith).
NOTE INCORPORATION BY REFERENCE

A	Incorporated by reference to Exhibit 3(a) of Form 10-KSB for the year ended December 31, 1999.
C	Incorporated by reference to Exhibit 3(c) of Form 10-KSB for the year ended December 31, 1999.
G	Incorporated by reference to Exhibit 8.12 of Form 10-KSB for year ended December 31, 1997.
L	Incorporated by reference to Exhibit 8.15 of Form 10-KSB for year ended December 31, 2004.
M	Incorporated by reference to Exhibit 8.16 of Form 10-KSB for year ended December 31, 2004.
N	Incorporated by reference to Exhibit 8.17 of Form 10-KSB for year ended December 31, 2004.
O	Incorporated by reference to Exhibit 10.3 of Form 10-KSB for year ended December 31, 2004. *
P	Incorporated by reference to Exhibit 10.4 of Form 10-KSB for year ended December 31, 2004. *
U	Incorporated by reference to Exhibit 14 of Form 10-KSB for year ended December 31, 2005.
V	Incorporated by reference to Exhibit 10.6 of Form 10-K for year ended December 31, 2009.
W	Incorporated by reference to Exhibit 10.7 of Form 10-K for year ended December 31, 2009.
X	Incorporated by reference to Exhibit 10.8 of Form 10-K for year ended December 31, 2009.

*	- Indicates a management contract or compensatory plan or agreement.