Form 10-Q
period 2011-03-31
CALL NOW INC
filed 2011-05-12
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 2,013,877 shares of common stock issued and outstanding as of May 5, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$57,809	$189,340
Accounts receivable, net	777,460	777,460
Marketable securities — related party	3,361,187	2,449,509
Marketable securities — other	3,569,651	3,638,437
Other current assets	288,641	232,007

Total current assets	8,054,748	7,286,753

Furniture, Equipment and Improvements (less accumulated depreciation of $10,201 and $9,220 respectively)	9,420	10,401

Other Assets:
Marketable securities — Retama Development Corp.	133,000	133,000
Investments	116,279	116,279
Notes and interest receivable — Retama Development Corp.	405,515	409,728
Deferred tax asset	2,125,237	2,048,940

Total other assets	2,780,031	2,707,947

Total Assets	$10,844,199	$10,005,101

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	532,043	532,536
Margin loan payable — related party	5,885,286	5,777,021
Deferred taxes payable	184,696	—

Total current liabilities	6,602,025	6,309,557

Long-term Note Payable and Accrued Interest — Related Party, net of current portion	14,841,800	14,508,750

Equity (Deficit):
Call Now Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; authorized 266,667 shares, none outstanding	—	—
Common stock, $.001 par value; authorized 16,666,667 shares, 3,327,075 issued and 2,013,877 outstanding	3,327	3,327
Additional paid-in-capital	7,091,120	7,091,120
Treasury stock, at cost, 1,313,198 shares	(14,372,488)	(14,372,488)
Accumulated other comprehensive income (loss)	358,526	(197,783)
Retained (deficit)	(3,850,226)	(3,495,497)

Total Call Now stockholders’ (deficit)	(10,769,741)	(10,971,321)
Non-controlling interest	170,115	158,115

Total (deficit)	(10,599,626)	(10,813,206)

Total Liabilities and Equity (Deficit)	$10,844,199	$10,005,101

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$983,827	$1,000,916
Management fees	60,000	60,000

Total Revenues	1,043,827	1,060,916

Expenses
Payroll and payroll related expenses	983,827	1,000,916
Corporate general and administrative operations	205,184	215,328

Total expenses	1,189,011	1,216,244

Net Operating (Loss)	(145,184)	(155,328)

Other Income (Expenses)
Interest income — related party	8,806	139,907
Interest income — other	59,020	6,130
Gain on sales of marketable securities — related party	—	2,068,000
Gain on sales of investment — other	—	12,179
Interest expense — related party	(441,316)	(330,955)

Total other income (expense), net	(373,490)	1,895,261

Income (loss) before non-controlling interest and income taxes	(518,674)	1,739,933

Income tax expense (benefit)	(175,946)	589,612

Net income (loss) including non-controlling interest	(342,728)	1,150,321

Less: Net income attributable to non-controlling interest	12,000	12,000

Net Income (Loss) Attributable to Call Now	$(354,728)	$1,138,321

Per Share Data

Basic and diluted income (loss) per share attributed to Call Now common shareholders	$(.18)	$.40

Weighted average common shares outstanding:
Basic	2,013,877	2,837,317
Dilutive	2,013,877	2,837,317
See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss) including non-controlling interest	$(342,728)	$1,150,321
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities — related party	—	(2,068,000)
Net realized (gains) on sales of long-term investments — other	—	(12,179)
Bad debt allowance	60,000	60,000
Deferred income taxes	(175,946)	589,612
Depreciation	981	981
Changes in operating assets and liabilities
Accounts receivable	(60,000)	(60,000)
Other current assets	(54,660)	9,775
Accounts payable and accrued expenses	(493)	(767)

Net Cash (Used) by Operating Activities	(572,846)	(330,257)

Investing Activities
Proceeds from sale of note receivable — Retama Development Corp.	—	5,222,893
Proceeds from sales of available-for-sale marketable securities — related party	—	4,480,000
Proceeds from other long-term investments	—	88,880
Purchase of marketable securities	—	(3,950,000)
Purchase of other long-term investments	—	(155,000)

Net Cash Provided by Investing Activities	—	5,686,773

Financing Activities
Proceeds from margin loan — related party	108,265	6,211,299
Payments on margin loan — related party	—	(13,936,367)
Proceeds from long-term debt — related party	333,050	14,053,486
Purchase of treasury stock — related party	—	(11,404,600)

Net Cash Provided (Used) by Financing Activities	441,315	(5,076,182)

Net Change in Cash and Cash Equivalents	(131,531)	280,334

Cash and cash equivalents at beginning of year	189,340	17,452

Cash and Cash Equivalents at End of Quarter	$57,809	$297,786

Supplemental Disclosures
Interest paid in cash	$108,266	$199,469
Income tax paid in cash	—	—
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
The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At March 31, 2011, all of the Company’s marketable securities were available-for-sale. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.
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
Valuation of Other Investments: The Company estimates fair value for its other investments based on historical cost and other relevant information. The Company assesses the impairment of the other investments at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of the other investments may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value.
NOTE 2 — STOCK BASED COMPENSATION
The Company does not have a stock-based compensation plan; however, in past years, certain options have been granted (non-qualified stock options) to its Directors and Officers. The Company does not currently have any unexercised options outstanding.
NOTE 3 — MARGIN LOAN PAYABLE — RELATED PARTY
The Company has a margin loan payable to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”), which accrues interest at 7.45% as of March 31, 2011. The balance of the margin loan was $5,885,286 at March 31, 2011 and $5,777,021 at December 31, 2010. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan for the three months ended March 31, 2011 and 2010 of $108,266 and $199,469, respectively.
NOTE 4 — NOTE PAYABLE — RELATED PARTY
On February 25, 2010, the Company entered into a Promissory Note in favor of PWI, in the principal amount of $13,922,000, accumulating interest at a rate of 10% per year with a maturity of the principal and interest on February 25, 2012. On September 16, 2010 the Company borrowed an additional $400,000 from PWI, bringing the balance of the Promissory Note to $14,322,000. The balance of the note at March 31, 2011 is $13,322,00 plus $1,519,800 in accrued interest. The Company has granted PWI a carried interest equal to 20% of the proceeds from its holdings of Retama Development Corp. B Bonds. If the Company repays the Promissory Note prior to the second anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to 15%. The carried interest entitles the lender to a percentage of all income, principal and other proceeds (in whatever form) from or in respect of the Retama Development Corp. B Bonds of any kind whether on account of interest, redemption of principal, proceeds of sale, pledge or other transfer or disposition of the Bonds, insurance proceeds, tax refunds, or otherwise made or payable in respect of any of the Bonds. The carried interest survives the repayment of the Promissory Note. The Promissory Note is secured by a lien on substantially all of the Company’s assets.
NOTE 5 — INCOME TAXES
During 2004, the Internal Revenue Service (the “IRS”) notified the RDC that it was conducting an examination of the tax-exempt status of the municipal bonds issued in connection with the RDC’s reorganization in 1997. In February 2005, the IRS issued a proposed adverse determination with respect to the RDC’s 1997 Series A and Series B bonds, stating that the interest on the bonds is not excludable from the gross income of their holders. The RDC filed a protest of such determination and requested that the matter be referred to the Office of Appeals of the IRS. In August 2005, the IRS completed an examination of the Company’s tax returns for the years 2000 through 2003. As a result of the examination, the IRS submitted a request for change to include in taxable income the interest earned by the Company on the RDC Series A bonds in the total amount of $588,000.
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
NOTE 6 — EARNINGS PER SHARE ATTRIBUTABLE TO CALL NOW, INC.
Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.
The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended March 31, 2011
Basic EPS:
Net (loss) attributed to Call Now, Inc.	$(354,728)	2,013,877	$(0.18)
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$(354,728)	2,013,877	$(0.18)

Three Months Ended March 31, 2010
Basic EPS:
Net income attributed to Call Now, Inc.	$1,138,321	2,837,317	$0.40
Effect of dilutive options	—	—	—

Dilutive EPS Attributed to Call Now, Inc.	$1,138,321	2,837,317	$0.40

NOTE 7 — MARKETABLE SECURITIES
The carrying amounts of marketable securities as shown in the accompanying balance sheets and their approximate market values are as follows at March 31, 2011 and December 31, 2010:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
March 31, 2011	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
PWI common stock, see Note 8 and Note 16	$2,416,448	$944,739	$—	$3,361,187
Municipal bonds	4,076,574	—	(506,923)	3,569,651

	6,493,022	944,739	(506,923)	6,930,838

Non-current Assets, available-for-sale:
RDC Series A bonds	27,594	105,406	—	133,000

Total available-for-sale marketable securities	$6,520,616	$1,050,145	$(506,923)	$7,063,838

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
December 31, 2010	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
PWI common stock, see Note 8 and Note 16	$2,416,449	$33,060	$—	$2,449,509
Municipal bonds	4,076,575	—	(438,138)	3,638,437

	6,493,024	33,060	(438,138)	6,087,946

Non-current Assets, available-for-sale:
RDC Series A bonds	27,594	105,406	—	133,000

Total available-for-sale marketable securities	$6,520,618	$138,466	$(438,138)	$6,220,946

Unrealized gains and losses on marketable securities available-for-sale at March 31, 2011 and December 31, 2010 are shown net of income taxes as a component of stockholders’ equity.
The Company has several marketable securities in an unrealized loss position at March 31, 2011. The unrealized loss on those securities at March 31, 2011 is $506,923 and the market value is $3,569,651. The Company does not consider these investments to be other-than-temporarily impaired. See also Note 16 — Subsequent Events for additional information.
NOTE 8 — MARKETABLE SECURITIES — RELATED PARTY
In February 2010, the Company completed a transaction with the Company’s Chairman and majority shareholder, Christopher J. Hall, where the Company, in part, transferred to Mr. Hall 500,000 shares of Penson Worldwide, Inc. (“PWI”) (Nasdaq:PNSN) common stock valued at $4,480,000, or $8.96 per share. The Company continues to own 500,922 shares of PWI common stock a market value of $3,361,187 at March 31, 2011, based on a closing stock price of $6.71 per share. At December 31, 2010 the Company held 500,922 shares of PWI common stock with a market value of $2,449,509 based on a year-end closing stock price of $4.89 per share. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $5,885,286 at March 31, 2011 and $5,777,021 at December 31, 2010. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc. See also Note 16 — Subsequent Events for additional information.
In exchange for the shares of PWI transferred to Mr. Hall the Company received, in part, $3,200,000 face amount of Leon County FL Educational Facilities Authority (Southgate Dormitory) Series B, 7.625% due 9/1/28 bonds, valued at $2,080,000 at the time of the exchange, or $.65/$1.00, and $2,200,000 face amount of Cambridge Student Housing Financing Revenue Series C, 9.70% due 11/1/39 bonds, valued at $1,870,000 at the time of the exchange, or $.85/$1.00. Please refer to Note 15 — Related Party Transactions in this form 10-Q for complete details of this transaction.
The Company owns $133,000 face amount of the Retama Development Corporation Special Facilities Revenue bonds, Series A (“Series A Bonds”) at March 31, 2011 and December 31, 2010, which are classified as long-term. The Series A Bonds are secured by a senior lien on the Retama Park racetrack facility. The face amount of the total Series A Bonds outstanding is $6,045,000 at March 31, 2011 and December 31, 2010.
The Company owns $43,962,500 face amount of the Retama Development Corporation Special Facilities Revenue Series B (“Series B Bonds”) at March 31, 2011 and December 31, 2010. The Company’s entire position of Series B bonds have been pledged as collateral for the Promissory Note described in Note 4 — Note Payable — Related Party. The Series B Bonds are secured by the excess cash flow of the Retama Park racetrack facility that is subordinate to the Series A Bonds and the Funding Agreement (discussed in Note 10). The face amount of the Series B Bonds outstanding is $86,925,000 at March 31, 2011 and December 31, 2010. The Company’s carrying value in the Series B bonds was written down to its cost basis of $1,077,463 in 2004 due to a reclassification of the position from available-for-sale to held-to-maturity and additionally written down to $0 in 2006. See further discussion in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Retama Park Racetrack — Series B Bonds below.
NOTE 9 — INVESTMENTS
The Company’s other investments have not incurred any significant changes since December 31, 2010. For more information, see the discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
NOTE 10 — NOTES AND INTEREST RECEIVABLE — RETAMA DEVELOPMENT CORPORATION
As part of the RDC’s bankruptcy and debt refinancing in 1996 and 1997, the Company entered into an agreement with the RDC that required the Company to fund any operating losses of the RDC for a period of up to 2 years (the “Funding Agreement”). As more fully detailed in Note 15 — Related Party Transactions in this Form 10-Q, in March 2010 the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder, the full principal and interest value of the Funding Agreement, valued at $3,627,569 in principal and $1,727,859 in accrued interest, with cash and additional securities in exchange for a portion of two unrelated municipal bond issues and shares of the Company’s stock. Following this transaction, the Company no longer has an interest in the Funding Agreement.
On September 16, 2010 the Company loaned the RDC $400,000 for general operating purposes. The loan carries an interest rate of 8.50% and matures January 1, 2013. In fiscal year ended December 31, 2010 the Company elected to not recognize the interest income from this note due to the financial condition of the RDC. However, on March 3, 2011 the Company received payment of interest on the loan from inception through February 1, 2011. As a result of the payment received, interest was also recognized for the remainder of this fiscal quarter ending March 31, 2011. The loan will continue to be reviewed for impairment on a quarterly basis.
NOTE 11 — INTERST INCOME RECOGNITION — RETAMA DEVELOPMENT CORPORATION
During each accounting period, the Company evaluates whether to recognize accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. In 2009, the Company recognized the accrued interest on the RDC note as income through September 30, 2009; however, effective October 1, 2009, the Company elected to suspend recognition of interest income due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment. Following the transaction on February 25, 2010 and further detailed in Note 15 — Related Party Transaction, the Company reversed its decision and recognized the accrued interest on the RDC note from October 1, 2009 through February 25, 2010, when the note was transferred to Christopher J. Hall. As noted above, interest is being recognized on the new $400,000 advance to the RDC, but will be reevaluated on quarterly basis.
NOTE 12 — CONTINGENCY
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
NOTE 13 — COMPREHENSIVE INCOME ATTRIBUTED TO CALL NOW, INC.
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2011	2010
Net income (loss) attributed to Call Now, as reported	$(354,728)	$1,138,321

Other comprehensive income (loss):
Change in fair market value of available-for-sale securities	842,892	(3,371,486)
Income tax effect	(286,583)	1,146,305

Total comprehensive income (loss) attributed to Call Now	$201,581	$(1,086,860)

NOTE 14 — FAIR VALUE MEASUREMENTS
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

	March 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$3,361,187	$—	$—	$3,361,187
Marketable securities — other	3,569,651	—	—	3,569,651
Marketable securities — Retama Dev. Corp. — Series A	—	—	133,000	133,000

Liabilities:
None	$—	$—	$—	$—

	December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities — related party	$2,449,509	$—	$—	$2,449,509
Marketable securities — other	3,638,437	—	—	3,638,437
Marketable securities — Retama Dev. Corp. — Series A	—	—	133,000	133,000

Liabilities:
None	$—	$—	$—	$—
The Company’s financial instruments relate to its available-for-sale marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in other comprehensive income until the investment is sold.
The following table sets forth a reconciliation of changes in the fair market value of financial assets classified as level 3 in the fair value hierarchy.

Marketable Securities -
	Retama Development Corp.	Total
Balances as of January 1, 2011	$133,000	$133,000
Total losses (realized or unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers in and out of level 3	—	—

Balance as of March 31, 2011	$133,000	$133,000

Change in unrealized gains or losses in earnings (or changes in net assets) relating to asset still held as of March 31, 2011	$—	$—

NOTE 15 — RELATED PARTY TRANSACTIONS
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
On September 16, 2010 the Company increased the PWI Promissory Note by $400,000 to a total of $14,322,000. The interest rate and maturity of the note remain unchanged except that $400,000 plus interest was due on December 30, 2010, with the balance maintaining the original maturity of February 25, 2012. Repayment of the $400,000 including accrued interest was made on November 12, 2010. Additionally, the terms of PWI carried interest in the Retama Development Corporation Series B bonds have been changed as follows: If the Company irrevocably repays the Promissory Note prior to the second anniversary of the issuance but after the first anniversary, and there is no default or event of default prior to such repayment, the carried interest will be reduced to 15%.
Refer also to Note 3 — Margin Loan Payable — Related Party, Note 8 — Marketable Securities — Related Party and Note 10 — Notes and Interest Receivable — Retama Development Corporation above for additional details pertaining to additional related party relationships.
NOTE 16 — SUBSEQUENT EVENTS
Following the close of the Company’s fiscal first quarter ended March 21, 2011, the value of the Company’s investment in Penson Worldwide, Inc. (Nasdaq: PNSN) dropped from $3,361,187 as of March 31, 2011 to $1,562,877 at the close of business on May 12, 2011 due to a drop in the stock price from $6.71/share to $3.12/share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward Looking Statements
The following discussion and analysis of financial condition and results of operations may contain forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-K for the year ended December 31, 2010. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
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
All personnel at the racetrack are employees of REG, as a result, it is only the payroll costs of the personnel that are reimbursed by the RDC to the Company. REG also receives a $20,000 per month management fee from the RDC. The financial performance of Retama Park is not included in the Company’s financial statements. However, the management fee and the reimbursement of payroll and payroll related expenses are the Company’s only source of revenue at this time, and the loss of this management contract or the inability to collect the management fee and other obligations of the RDC would negatively impact the Company’s revenue and financial condition. While the Company will continue to accrue the management fee, as of October 1, 2009, Company management has determined to take an allowance for bad debt for the fee given payment has not been received by the Company in several years
The facility and real estate are owned by the Retama Development Corporation (the “RDC”), a municipal subdivision of the city of Selma, TX, and it is encumbered by $6,045,000 Senior Series A Bonds and $86,925,000 Subordinate Series B Bonds. In addition to the management relationship, the Company also maintains a substantial investment in the facility through holdings of a portion of the Retama Development Corporation Special Facilities Revenue Refunding Bonds and additional loans through the Funding Agreement. (See Notes to Consolidated Financial Statements, Note 8 — Marketable Securities — Related Party and Note 10 — Notes and Interest Receivable — Retama Development Corporation for additional details.)
In the event of a default on the Series A Bonds, the holders of the bonds could seek to foreclose on the Retama Park racetrack facilities and real estate. We have provided loans to the RDC to support the operations of the racetrack and to meet its interest and sinking fund obligations on its Series A Bonds. We believe it has been in our best interest to help the RDC avoid default of the Series A Bonds as the best strategy to achieve returns on the Series B Bonds in the event additional forms of gaming are approved for Texas racetracks, of which there can be no assurance. Such financial support is entirely at the discretion of the Company and is documented by promissory notes secured by a mortgage on the Retama Park racetrack real estate and facilities which is subordinated only to the RDC Series A Bonds and converted Series B Bonds, if any.
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
We have been actively pursuing the legalization of additional gaming at Texas racetracks a coalition of Texas racetracks that includes the other two Class I tracks, Lone Star Park and Sam Houston Race Park. If the legalization of additional forms of gaming is approved at Texas racetracks, it is anticipated that the profit from this operation would provide sufficient cash flow to enable both the Series A and Series B bonds to be repaid. However, there can be no assurance that the Texas legislature and governor will approve such additional gaming and, if approved, whether the structure and taxation on such additional gaming would benefit the Company. There is substantial opposition to expanding gaming operations in Texas and at this time, no legislation has moved forward in the current legislative session. Retama Park is experiencing strong competition from other gaming alternatives from the on-line gaming and surrounding states with other forms of gaming, as well as from other entertainment venues in its market area. We expect these factors to continue to adversely affect the liquidity of REG in the absence of legislation allowing additional gaming.
The legalization of gaming in Texas remains uncertain in both the likelihood and timeframe. The alternative available to the Company as a majority Series B bondholder would be to develop a plan with the Series A bondholders and the RDC that would maximize the value of the underlying collateral real estate through a liquidation or a joint venture redevelopment with a third party.
Retama Park Racetrack — Series B Bonds
In 2004, in accordance with ASC topic 320, the Company reclassified the Series B bonds from available-for-sale to held-to-maturity, resulting in a write down of the bonds value from market to their original cost basis of $1,077,463. In accordance with ASC topic 320, the Company fully impaired the Series B Bonds in 2006 based on the limited available market, the uncertainty of principal or interest payments to be made in the foreseeable future and the subordinated lien on the collateral. Despite the accounting treatment of the Series B bonds, the Company believes that these bonds maintain an intrinsic value based on an assessment of the underlying security of the investment. Specifically, based on an appraisal of the real estate by an independent, third party appraisal company that was updated in the third quarter of fiscal year 2010, there is value in the real estate available to the Series B bonds in excess of the current priority debt obligations. Additionally, the bonds are secured by an assignment of one-half (50%) of the Enhancements of the racing license for Retama Park. Enhancements are defined as any right, benefit or entitlement arising under the license, such as additional gaming rights that would allow the operation of a casino-type facility, that has not been assigned to Retama Development Corporation to conduct horse racing and simulcasting. While an assessment of the value of 50% of the Enhancements is much more subjective in nature, it is worth noting that the other Class 1 racetracks in Texas have announced capital acquisitions of all or a portion of their operation by nationally recognized casino companies — Lone Star Park in Grand Prairie with Global Gaming Solutions, LLC and Sam Houston Race Park in Houston with Penn National Gaming, Inc.
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
On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a pre-tax gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. In August 2008, the Company sold 30,000 shares of PWI common stock, leaving a balance of 1,100,922. In August 2009, the Company sold 100,000 shares of PWI common stock, leaving a balance of 1,000,922. In March 2010, the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder, 500,000 shares of PWI common stock in exchange for certain municipal bonds and Company common stock. (See Notes to Consolidated Financial Statements, Note 15 — Related Party Transactions for additional details.) Following this transaction, the Company owns

500,922 shares of PWI common stock, which represents an approximate 1.76% ownership interest as of March 31, 2011. As of March 31, 2011 the recognized other comprehensive income from the increase in value of the PWI common stock was approximately $945,000. Following the close of the Company’s fiscal first quarter ended March 21, 2011, the value of the Company’s investment in PWI dropped from $3,361,187 as of March 31, 2011 to $1,562,877 at the close of business on May 12, 2011 due to a drop in the stock price from $6.71/share to $3.12/share.
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
The PWI Note accumulates interest at a rate of 10% per year with a maturity of February 25, 2012. In addition, the Company has granted PWI a carried interest equal to 20% of the proceeds from its holdings of Retama Development Corp. B Bonds. If the Company irrevocably repays the Promissory Note prior to the second anniversary of the issuance but after the first anniversary, and there is no default or event of default prior to such repayment, the carried interest will be reduced to 15%. The carried interest percentages were adjusted from 8%, 4% and 0%, respectively, as an additional term of the $400,000 loan by PWI on September 16, 2010. The carried interest entitles the lender to a percentage of all income, principal and other proceeds (in whatever form) from or in respect of the Retama Development Corp. B Bonds of any kind whether on account of interest, redemption of principal, proceeds of sale, pledge or other transfer or disposition of the Bonds, insurance proceeds, tax refunds, or otherwise made or payable in respect of any of the Bonds. The carried interest survives the repayment of the Promissory Note. The Promissory Note is secured by a lien on substantially all of the Company’s assets.
The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide ninety-five percent (95%) of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn (“The Cambridge”). The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid fifty percent (50%) to the general partner and fifty percent (50%) to the limited partner. Through September 30, 2010 and December 31, 2009, the Company’s investment totaled approximately $1.296 million and $1.081 million, respectively. Due to a significant number of dormitory units constructed by Auburn University that were completed just prior to the 2009-2010 school year, occupancy at The Cambridge suffered a significant decline, with current occupancy at approximately 26%. While it was anticipated that the decline in occupancy was a temporary issue during the absorption of the new dorms in the market, leasing for the 2010-2011 school did not rebound as much as anticipated, reaching approximately 65%. Additionally, due to a lack of available cash, the Company as limited partner was also unable to continue to fund operating losses and debt service payments during this fiscal quarter. As a result, the first mortgage lender for the property has engaged a receiver to operate the property. We have not been informed of the commencement of any foreclosure proceedings at the time, but the lender continues to reserve their rights to take any action they deem necessary. Due to the current status of the property, the Company fully impaired its investment in this project, resulting in a charge to earnings of $1.3 million in the fiscal third quarter ended September 30, 2010.
TNO Holdings, LLC
During the course of 2007, the Company provided financing to TNO Holdings, LLC (“TNOH”), a Florida limited liability company, totaling approximately $811,000. TNOH owned three municipal bond issues secured by a first mortgage lien on five long-term care facilities located in Oklahoma and Texas. The purpose of the loan from the Company was to provide working capital for the facilities and fund various capital improvements. The loan accrued interest at a rate of 9.50% and compounded monthly. Following discussions with the managing member of TNOH, the Company has agreed to convert the loan to an approximately 42% equity interest in TNOH. During the fourth fiscal quarter of 2007 for the Company, the two nursing homes located in Texas were sold to a third party and the net sales proceeds were used to redeem a portion of the municipal bond issue secured by the facilities and owned by TNO Holdings. The subsequent distribution to the members of TNOH resulted in the repayment of substantially all of the funds originally loaned to TNOH by the Company plus an additional return. The Company continues to maintain an equity interest in TNOH. TNOH continues to own two Oklahoma municipal bond issues secured by three nursing home facilities.

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
Valuation of Penson Worldwide, Inc. Common Stock
The Penson Worldwide, Inc. (“PWI”) (Nasdaq: PNSN) common stock is valued at the market value of the shares held by the Company at the close of business on March 31, 2011, the last trading day of the fiscal quarter. Based on a closing price of $6.71 per share and a position of 500,922 shares, the Company’s holdings of PWI common stock is valued at $3,361,187. The Company held 500,922 shares of PWI common stock as of December 31, 2010 and the holdings were valued at $2,449,509 at that time, based on a closing price of $4.89 per share. Following the close of the Company’s fiscal first quarter ended March 21, 2011, the value of the Company’s investment in PWI dropped from $3,361,187 as of March 31, 2011 to $1,562,877 at the close of business on May 12, 2011 due to a drop in the stock price from $6.71/share to $3.12/share.
Notes and Interest Receivable — Retama Development Corporation
The Company has provided advances to the RDC primarily to meet the RDC’s interest and sinking fund obligations on its Series A Bonds. Such advances are entirely at the discretion of the Company and are documented by promissory notes secured by a second lien mortgage on the Retama Park racetrack real estate and facilities, which is subordinated to the RDC Series A Bonds and Converted Series B Bonds, if any. We estimate at the end of each reporting period the valuation and collectibility of the RDC note and any interest that has been recognized as income, and report the total amount as other assets in our consolidated balance sheet. As more fully detailed in Note 15 — Related Party Transactions of the unaudited financial statements for the period ending March 31, 2011, in February 2010 the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder the full principal and interest value of the Funding Agreement, valued at $3,627,569 in principal and $1,727,859 in interest, with cash and additional securities in exchange for a portion of two unrelated municipal bond issues and shares of the Company’s stock. Following this transaction, the Company no longer has an interest in the Funding Agreement.
On September 16, 2010 the Company loaned the RDC $400,000 for general operating purposes. The loan carries an interest rate of 8.50% and matures January 1, 2013. In fiscal year ended December 31, 2010 the Company elected to not recognize the interest income from this note due to the financial condition of the RDC. However, on March 3, 2011 the Company received payment of interest on the loan from inception through February 1, 2011. As a result of the payment received, interest was also recognized for the remainder of this fiscal quarter ending March 31, 2011. The loan will continue to be reviewed for impairment on a quarterly basis.
Valuation of Other Investments
The Company estimates fair value for its other investments based on historical cost and other relevant information. The Company assesses the impairment of the other investments at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of the other investments may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. The Company did not record any impairment losses during this quarter ended March 31, 2011.

Interest Income Recognition — Retama Development Corporation
During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. In 2009, the Company recognized the accrued interest on the RDC note as income through September 30, 2009; however, as of October 1, 2009, the Company elected to suspend further recognition of interest income until events and circumstances dictated otherwise. Due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment, the Company deemed it appropriate to suspend the income recognition of the interest on the RDC note commencing October 1, 2009. Following the transaction further detailed in Note 15 — Related Party Transactions in this Form 10-Q, the Company has recognized the accrued interest on the RDC note from October 1, 2009 through February 25, 2010, when the note was transferred to Christopher J. Hall.
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
Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO MARCH 31, 2010
RESULTS OF OPERATIONS
a. Revenues and Other Income
     Revenue
The Company’s revenue for the three months ended March 31, 2011 was $1,043,827, compared to $1,060,916 for the three months March 31, 2010. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the similarity in revenue for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, reflects similar staffing levels at Retama Park for the comparable periods.
     Interest Income
Interest income for the three months ended March 31, 2011 was $67,826, compared to $146,037 for the three months ended March 31, 2010. As further detailed in Note 15 — Related Party Transactions in this Form 10-Q, the Company exchanged the RDC Funding Agreement for interest bearing municipal bonds. The decline in interest income is attributed to one of the municipal bonds accepted in exchange for the Funding Agreement currently does not pay interest, and therefore, interest is not accrued.

b. Expenses
     Cost and Other Expenses of Revenues
Operating expenses for the three months ended March 31, 2011 was $1,189,011 compared to $1,216,244 for the three months ended March 31, 2010. Expenses have remained consistent for the current quarter as compared to the year ago quarter due to similar staffing levels at Retama Park and operating expenses of the Company. While the Company will continue to accrue the $20,000 monthly management fee, as of October 1, 2009, Company management has determined to take an allowance for bad debt for the fee given payment has not been received by the Company in several years.
     Income Tax
The Company recognized a federal income tax benefit for the three months ended March 31, 2011 of $175,946 compared to a federal income tax expense of $589,612 for the three months ended March 31, 2010. The Company’s total federal income tax does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income. The income tax benefit for the three months ended March 31, 2011 reflects the Company’s operating loss during the time period. The income tax expense for the three months ended March 31, 2010 reflects the capital gain realized in the exchange of 500,000 shares of Penson Worldwide, Inc. as part of the transaction detailed in Notes to Consolidated Financial Statements, Note 15 — Related Party Transactions above.
LIQUIDITY AND CAPITAL RESOURCES
During the three months ended March 31, 2011, the Company’s operating activities used cash of $572,846 compared to $330,257 cash used for the three months ended March 31, 2010. The increase in cash used is largely attributed to greater capital gains realized on the sale of marketable securities the first quarter of 2010 as compared to the first quarter of 2011.
The Company maintains an investment account that utilizes a margin loan collateralized by the Company’s marketable securities. Typically, the Company had the ability to borrow up to 75% of the value of the securities held as collateral in the margin account and has utilized this borrowing availability to provide operating liquidity. In September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity, the Retama Development Corporation Series B Bonds should require a 100% margin requirement, effectively making these bonds non-marginable. Although the Company has successfully restructured this margin account (see Note 15 — Related Party Transactions), the Company’s margin loan availability remains constrained. See below for a comparison of the margin loan availability as of December 31, 2010 as compared to March 31, 2011.

	As of December 31, 2010	As of March 31, 2011
Margin value of Retama Series B Bonds	$—	$—
Margin value of all other marketable securities	$6,130,097	$6,971,759

Total margin value of marketable securities	$6,130,097	$6,971,759

Maximum loan based on 75% loan-to-value	$4,597,573	$5,228,819
Margin loan outstanding	$5,777,021	$5,885,286
Margin loan availability (call)	$(1,179,447)	$(656,467)
Following the close of the Company’s fiscal first quarter ended March 21, 2011, the value of the Company’s investment in PWI dropped from $3,361,187 as of March 31, 2011 to $1,562,877 at the close of business on May 12, 2011 due to a drop in the stock price from $6.71/share to $3.12/share. In response to the Company’s continued operating losses and current constriction of borrowing availability under its margin account, the Company is pursuing solutions including assessing the sale of certain assets and marketable securities in order to provide additional liquidity, such as the sale of the Estates at Canyon Ridge in November 2010.
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
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
There are no recently issued accounting pronouncements which we believe will have a material impact on our financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Because we are a smaller reporting company, this Item is not applicable to us.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2011 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
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

Call Now, Inc.
/s/ Thomas R. Johnson
Thomas R. Johnson
Chief Executive Officer and Chief Financial Officer May 12, 2011