Form 10-K/A
period 2010-12-31
CALL NOW INC
filed 2011-08-12
CIK 869484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A-1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010

COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of registrant in its charter)

NEVADA		65-0337175
(State of Incorporation)		(IRS Employer Identification No.)
1 Retama Parkway
Selma, TX 78154
(Address of principal executive offices)

Registrant's Telephone No. (210) 651-7145

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the issuer's common equity is: 2,013,877 shares of common stock, as of March 8, 2011.

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
  concentration of operations in our subsidiary
  concentration of assets one investment
  limited liquidity available in the secondary market for shareholders general economic conditions
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

The status of racing industry in Texas is similar to many other states around the country as the Texas racing facilities continue to experience greater competition from those facilities that have been granted the right to conduct additional forms of gaming such as video lottery terminals, slot machines and card games. All states that share a border with Texas – Louisiana, Arkansas, Oklahoma and New Mexico – currently allow additional forms of gaming at their racetracks. The benefits of additional gaming for racing facilities located in these states are two-fold. First, the operation of this additional gaming has provided these facilities with a new, and typically highly profitable, business line. Second, additional gaming has also provided supplemental funds for the horse purses (the prize money paid) within the state. These higher purses have attracted higher quality horses that tend to be more attractive to the betting public.

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

On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into 3,283,582 shares of PWI common stock. The Company originally extended credit to Penson in order to achieve a higher return on its capital for use in its business. After the loan was converted to Penson stock it continues to be held as a source of capital for the Company's business.

On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO, resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position was as follows: 79,900 shares of SAMCO and 1,130,922 shares of the publicly traded PWI common stock. During the fourth fiscal quarter of 2009, the Company sold 64,000 shares of SAMCO at an average price of $5.49 per share, resulting in a remaining position of 15,900 shares, or approximately 1.66% of the outstanding stock as December 31, 2009. During the first fiscal quarter of 2010, the Company sold its remaining shares of SAMCO at a price of $5.59 per share. In August 2008, the Company sold 30,000 shares of PWI common stock at an average price of $18.30 per share. In August 2009, the Company sold 100,000 shares of PWI common stock at an average price of $11.71 per share, leaving a balance of 1,000,922 shares of PWI common stock. As more fully described in the 8-K filed by the Company on February 25, 2010 and Part I – History and Developments During the Last Three Years of this 10-K, on February 25, 2010 the Company entered into a Purchase and Sale Agreement with Christopher J. Hall (“Hall”), the Company’s majority shareholder, Chairman and director, where the Company transferred to Hall, in addition to other assets and cash, 500,000 shares of PWI common stock in exchange for 898,000 shares of the Company’s common stock and two municipal bond positions. The Company holds a position of 500,922 shares of PWI common stock, or approximately 1.75% of the outstanding shares, as of December 31, 2010 and recognizes cumulative other comprehensive income from the increase in value of the PWI common stock of approximately $33,000 (gross) or $22,000 net of taxes.

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

Simultaneous with the execution of the Promissory Note with PWI on February 25, 2010, the Company entered into a Purchase and Sale Agreement with Christopher J. Hall, the Company’s majority stockholder, Chairman and a director. Under such agreement, which was approved by the Board of Directors in accordance with the Company’s By-laws, the Company purchased from Mr. Hall the following:

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

The simultaneous execution of the Promissory Note with PWI and the Purchase and Sale Agreement with Mr. Hall, although two distinct agreements, were assessed by the Company as mutually dependent transactions.

The transaction detailed above resulted in the Company receiving positions in two municipal bond issues – Leon County Florida Educational Facilities Authority – Southgate Dormitory, Series B bonds (“Southgate”) and Cambridge Student Housing Financing Revenue Series C bonds (“Cambridge – College Station”). Each of the bonds are secured by a subordinated lien on a student housing facility in their respective locations. The Southgate bonds are secured by a second lien on Southgate Campus Centre located in Tallahassee, Florida, located on the campus of Florida State University and the Cambridge – College Station bonds are secured by a third lien on Cambridge @ College Station located in College Station, Texas, near the campus of Texas A&M University. Neither of these bond issues are obligations in any way of the respective universities. It is not the intention of the Company to hold either one of these securities for long-term investment purposes. To that end, the Company has engaged a nationally recognized real estate firm specializing in the marketing of student housing facilities to evaluate the market for these two facilities. Given the bond structure of these two assets and the Company’s subordinated debt position, sale of these facilities will ultimately require the approval of each respective issuing authority. The Company is currently in the process of obtaining the necessary approval, however, it remains uncertain whether or not it will be granted and, if granted, what proceeds from the sale will ultimately be available to these bond positions. For additional details, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Leon County Florida Educational Facilities Authority (Southgate) and Cambridge Student Housing Financing, below.

On March 31, 2005, the Company entered into a partnership agreement to provide approximately 46% of the equity for the development of a 270-unit luxury apartment complex known as The Estates at Canyon Ridge, located in the master planned community of Stone Oak in San Antonio, Texas. The Estates at Canyon Ridge, Ltd. (“ECR Ltd.”) closed on the purchase of the 19.739-acre development site on May 2, 2005. The general partner of ECR Ltd. is an unrelated real estate developer (“General Partner”) that also serves as the management company of the property. The limited partner of ECR Ltd. is Stone Oak Prime, L.P. (“Limited Partner”). The Company owns the largest interest in the Limited Partner at 48%. Other partners of the Limited Partner include Thomas R. Johnson, President, CEO and Director of the Company, Christopher J. Hall, the majority shareholder and Director of the Company, and Bryan P. Brown, President of REG and Director of the Company. The General Partner is required to fund 5% of the equity and the Limited Partner is required to fund 95%. As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General Partner and 50% to the Limited Partner. As of December 31, 2009, the Company’s investment totaled approximately $3.21 million. On November 2, 2010 the sale of The Estates at Canyon Ridge closed to an unrelated third party, resulting in a realized loss to the Company of approximately $1,683,000. This amount had previously been reported by the Company as an impairment charge to earnings in the quarter ended September 30, 2010. At closing the Company utilized its portion of proceeds to repay $1,000,000 in principal on its PWI Promissory Note and fund the Company’s general operating expenses. $250,000 of the closing proceeds are being held in an escrow account for six months as insurance against any breach of representations and warranties contained in the purchase agreement by the seller. The Company’s portion of the escrow is approximately $116,000 and was released in May 2011.

On December 11, 2006 the Company entered into a partnership agreement to provide 95% of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full-service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn and the partnership is known as Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer who also serves as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraph. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid 50% to the general partner and 50% to the limited partner. In January 2009, the Company sold approximately 23.24% of the 95% limited partnership interest to Thomas R. Johnson, the President and Chief Executive Officer of the Company, for $400,000. As of December 31, 2009, the Company’s investment totaled approximately $1.08 million. For the 2009-2010 school year the project was approximately 26% occupied, due to the construction of new dormitories on the campus of Auburn University, and the high number of freshman that the University required to live on campus. As a result, the Company, as a limited partner, contributed an additional $215,000 in 2010 to cover operating losses. While it was anticipated that the decline in occupancy was a temporary issue during the absorption of the new dorms in the market, leasing for the current 2010-2011 school year did not rebound as much as anticipated, reaching approximately 65%. Additionally, due to a lack of available cash, the Company was unable to continue to fund operating losses and debt service payments in 2010. As a result, the first mortgage lender for the property has engaged a receiver to operate the property. Due to the current status of the property, the Company fully impaired its investment in this project, resulting in a charge to earnings of $1.3 million in the third quarter ended September 30, 2010. On March 10, 2011 the mortgage lender credit bid for the property at the foreclosure sale, thereby completing the foreclosure process on the property.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the following material risks in addition to the other information contained in this annual report in evaluating an investment in our common stock.

Risks Related to Our Business

Highly Leveraged Debt Structure

The Company has utilized a highly leveraged debt structure in order to fund our operations. Due to various factors including financial reporting requirements of certain assets and the decline in value of other assets, our liabilities exceed our assets by approximately $10.8 million.

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

Our Liquidity and Capital Resources may be Adversely Affected by our Margin Loan

We depend upon a margin loan secured by our marketable securities to provide us with working capital. The amount available for borrowing is related to the market price of the collateral securities. In the event the market prices of such securities decline we may have to deposit cash or additional securities or the lender may sell the collateral securities. We have no arrangements for alternative sources of capital and may be unable to obtain financing or sell assets on satisfactory terms, or at all. This would impair our ability to obtain funding for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes. As of December 31, 2010, the Company had no borrowing availability under this margin account. For additional information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

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

The Company's Common Stock trades on the over-the-counter market under the symbol “CLNW”. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

FISCAL YEAR 2009	HIGH BID	LOW BID
1st Quarter	$2.77	$2.75
2nd Quarter	2.00	.60
3rd Quarter	3.00	.60
4th Quarter	3.00	1.50
FISCAL YEAR 2010	HIGH BID	LOW BID
1st Quarter	No bid	No bid
2nd Quarter	No bid	No bid
3rd Quarter	2.50	2.00
4th Quarter	2.10	1.50

The Company has never declared or paid cash or stock dividends and has no present plans to pay any such dividends in the foreseeable future. There are no restrictions that limit the Company’s ability to pay dividends. As of March 8, 2011 there were approximately 298 registered holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our strategy is to operate the Retama Park racetrack in order to maintain its status as a Class I racetrack, attract horsemen to its racing meets, provide a satisfactory gaming and entertainment experience for its customers and provide a safe and attractive facility. We are also seeking the legalization of additional forms of gaming at Texas racetracks. We believe that the offering of additional forms of gaming will be required to enable us to achieve a satisfactory return on our holdings of RDC Series B bonds, which are further described in Item 1 – Business of this Annual Report on Form 10-K.

In the event of a default on the Series A bonds, the holders of the bonds could seek to foreclose on the Retama Park racetrack facilities and real estate. We have provided loans to the RDC to support the operations of the racetrack and to meet its interest and sinking fund obligations on its Series A bonds, which are further described in Item 1 - Business of this Annual Report on Form 10-K. We believe it has been in our best interest to help the RDC avoid default of the Series A bonds as the best strategy to achieve returns on the Series B bonds in the event of additional forms of gaming are approved for Texas racetracks, of which there can be no assurance. Such financial support is entirely at the discretion of the Company and has been documented by promissory notes secured by a mortgage on the Retama Park racetrack real estate and facilities which is subordinated to the RDC Series A bonds and converted Series B bonds, if any. As more fully described in the 8-K filed by the Company on February 25, 2010 and Part I – History and Developments During the Last Three Years of this 10-K, on February 25, 2010 the Company entered into a Purchase and Sale Agreement with Christopher J. Hall (“Hall”), the Company’s majority shareholder, Chairman and director, where the Company transferred to Hall, in addition to other assets and cash, the full principal and interest value of these RDC notes in exchange for 898,000 shares of the Company’s common stock and two municipal bond positions. Subsequently, on September 16, 2010 the Company loaned the RDC $400,000 for general operating purposes. The loan carries an interest rate of 8.50% and matures January 1, 2013. At December 31, 2010, the Company recognized interest of $9,728 as a result of a loan made by the Company in September of this year; however, due to uncertain economic future of Retama Park, the Company elected to suspend further recognition of interest income until events and circumstances dictate otherwise.

The status of racing industry in Texas is similar to many other states around the country as the Texas racing facilities continue to experience greater competition from those facilities that have granted the right to conduct additional forms of gaming such as video lottery terminals, slot machines and poker. All states that share a border with Texas - Louisiana, Arkansas, Oklahoma and New Mexico – currently allow additional forms of gaming at their racetracks. The benefits of additional gaming for racing facilities located in these states are two-fold. First, the operation of this additional gaming has provided these facilities with a new, and typically highly profitable, business line. Second, additional gaming has also provided supplemental funds for the horse purses (the prize money paid) within the state. These higher purses have attracted higher quality horses, which tend to be more attractive to the betting public.

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

On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position was as follows: 79,900 shares of SAMCO and 1,130,922 shares of the publicly traded PWI common stock. During the fourth fiscal quarter of 2009, the Company sold 64,000 shares of SAMCO at an average price of $5.49 per share, resulting in a remaining position of 15,900 shares, or approximately 1.66% of the outstanding stock as December 31, 2009. During the first fiscal quarter of 2010, the Company sold its remaining shares of SAMCO at a price of $5.59 per share. In August 2008, the Company sold 30,000 shares of PWI common stock at an average price of $18.30 per share. In August 2009, the Company sold 100,000 shares of PWI common stock at an average price of $11.71 per share, leaving a balance of 1,000,922 shares of PWI common stock. As more fully described in the 8-K filed by the Company on February 25, 2010 and Part I – History and Developments During the Last Three Years of this 10-K, on February 25, 2010 the Company entered into a Purchase and Sale Agreement with Christopher J. Hall (“Hall”), the Company’s majority shareholder, Chairman and director, where the Company transferred to Hall, in addition to other assets and cash, 500,000 shares of PWI common stock in exchange for 898,000 shares of the Company’s common stock and two municipal bond positions. The Company holds a position of 500,922 shares of PWI common stock as of December 31, 2010 and recognizes cumulative other comprehensive income from the increase in value of the PWI common stock of approximately $33,000 (gross) or $22,000 net of taxes.

The Company originally extended credit to Penson in order to achieve a higher return on its capital for use in its business. After the loan was converted to Penson stock it continues to be held as a source of capital for the Company's business.

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

As a member of the Limited Partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the General Partner, and net refinancing or disposition proceeds shall be paid 50% to the General Partner and 50% to the Limited Partner. The Estates at Canyon Ridge was sold on November 2, 2010 to an unrelated third party, resulting in a loss by the Company of approximately $1,683,000, which was reflected in an impairment charge. At closing, the Company utilized its portion of proceeds to repay a portion of the PWI Promissory Note and fund the Company’s general operating expenses. $250,000 of the closing proceeds are being held in an escrow account for six months as insurance against any breach of representations and warranties contained in the purchase agreement by the seller. The Company’s portion of the escrow is approximately $116,000 and was released in May 2011.

The Cambridge at Auburn

On December 11, 2006 the Company entered into a partnership agreement to provide 95% of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full-service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn. The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer who also serves as the management company of the project. The general partner of CA, LP is the same general partner of The Estates at Canyon Ridge, Ltd. transaction described in the preceding paragraphs. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a 10% per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid 50% to the general partner and 50% to the limited partner. In January 2009, the Company sold 23.2446% of its 95% limited partnership in CA, LP to Thomas R. Johnson, the President and CEO of the Company, for $400,000, representing the Company’s cost basis in that portion of the partnership. As of December 31, 2009, the Company’s investment totaled approximately $1.08 million. Rehabilitation of the facility was completed during 2007 and 100% occupancy was achieved for the beginning of the 2008-2009 school year, however, due to the construction of new dormitories on the campus of Auburn University, and the high number of freshman that the University required to live on campus, the facility only achieved 26% occupancy for the current 2009-2010 school year. As a result, the Company, as a limited partner, contributed an additional $215,000 in 2010 to cover operating losses. While it was anticipated that the decline in occupancy was a temporary issue during the absorption of the new dorms in the market, leasing for the current 2010-2011 school year did not rebound as much as anticipated, reaching approximately 65%. Additionally, due to a lack of available cash, the Company was unable to continue to fund operating losses and debt service payments in 2010. As a result, the first mortgage lender for the property has engaged a receiver to operate the property. Due to the current status of the property, the Company fully impaired its investment in this project, resulting in a charge to earnings of $1.3 million in the third quarter ended September 30, 2010. On March 10, 2011 the mortgage lender credit bid for the property at the foreclosure sale, thereby completing the foreclosure process on the property.

Leon County Florida Educational Facilities Authority (Southgate)

As part of the Company’s debt restructuring completed in February 2010, the Company received $3,200,000 principal amount of Leon County Florida Educational Facilities Authority Series B Bonds with an interest rate of 7.625% and a maturity of 9/1/28. The bonds were valued at $2,080,000 as part of the transaction. The bonds were issued in 1998 and are secured by a second lien on a full-service student housing complex, known as Southgate Campus Centre, located in Tallahassee, Florida on the campus of Florida State University (“FSU”) at the south entrance to the university, although there is no contractual relationship with the FSU and are not an obligation of FSU in any way. The project consists of three interconnected main structures: two five-story residence halls together containing 541 beds and a secured parking garage with 300 parking spaces. The first floor of the main building contains a food service facility designed around a cafeteria-type concept to provide meals for residents, as well as other patrons, a banquet room and several retail stores. The facility was 96% leased for the 2010-2011 school year and is currently 100% preleased for the 2011-2012 school year. It is not the intention of the Company to hold either these bonds, or the Cambridge-College Station bonds discussed below, for long-term investment purposes. To that end, the Company has engaged a nationally recognized real estate firm specializing in the marketing of student housing facilities to evaluate the market for these two facilities. Given the bond structure of these two assets and the Company’s subordinated debt position, sale of these facilities will ultimately require the approval of each respective issuing authority. The Company is currently in the process of obtaining the necessary approval, however, it remains uncertain whether or not it will be granted and, if granted, what proceeds from the sale will ultimately be available to these bond positions.

Cambridge Student Housing Financing

Also part of the Company’s debt restructuring completed in February 2010, the Company received $2,200,000 principal amount of Cambridge Student Housing Financing Revenue Series C Bonds with an interest rate of 9.70% and a maturity of 11/1/39. The bonds were valued at $1,870,000 as part of the transaction. The bonds were issued in 2004 and are secured by a third lien on a full-service student housing complex, known as Cambridge @ College Station, located in College Station, Texas near the campus of Texas A&M University, but also services students of Blinn College in nearby Bryan. A concrete parking lot with 540 spaces surrounds the rectangular-shaped three story building containing a total of 530 beds. The project includes amenities such as a full in-house cafeteria style food service, clubhouse, fitness room, computer lab, theatre/lecture facility, game room, study rooms and a landscaped interior courtyard with two swimming pools. The facility was 98% leased for the 2010-2011 school year and is currently 100% preleased for the 2011-2012 school year.

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

If the Company were deemed an investment company under the 1940 Act and failed to qualify for an exemption, the Company would have to modify how it conducts business in order to conform to the Act. The 1940 Act places significant restrictions on the capital structure and corporate governance of a registered investment company, and materially restricts its ability to conduct transactions with affiliates. Such changes could have a material adverse affect on the Company's business, results of operations and financial condition.

In addition, if the Company is deemed to have been an investment company and did not register under the 1940 Act, it would be in violation of the 1940 Act and would be prohibited from engaging in business or certain other types of transactions and could be subject to civil and criminal actions for doing so. In addition, the Company's contracts would be voidable and a court could appoint a receiver to take control and liquidate it.

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

Notes and Interest Receivable – Retama Development Corporation

The Company has provided advances to the RDC primarily to meet the RDC’s interest and sinking fund obligations on its Series A bonds. Such advances are entirely at the discretion of the Company and are documented by promissory notes secured by a second lien mortgage on the Retama Park racetrack real estate and facilities, which is subordinated to the RDC Series A bonds and Converted Series B bonds, if any. We estimate at the end of each reporting period the valuation and collectibility of the RDC note and accrued interest that has been recognized as income, and report the total amount as other assets in our consolidated balance sheet. If such estimate indicates that the collateral value is sufficient to assure repayment of such advances and interest that has been recognized as income in the current and previous accounting periods, the notes and interest continue to be carried at the full amount. If we estimate the security for the RDC note and interest that has been previously recognized as income is insufficient to assure full repayment we would provide an allowance to reduce the carrying value of the notes and interest accordingly. Our policy in recognizing interest on the RDC note as income is discussed in greater detail in the following section, Interest Income Recognition – Retama Development Corporation.

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

Interest Income Recognition – Retama Development Corporation

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

New Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation Mo. 46R.” ASU 2009-17 changes the consolidation analysis for variable interest entities (“VIEs”) and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. ASU 2009-17 was effective for periods beginning in the first interim or annual reporting period ending on or after December 15, 2009 and thus was effective for the Company’s first quarter reporting in 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO 2009

RESULTS OF OPERATIONS

a. Revenues and Other Income

     Revenues

The Company's revenue for the year ended December 31, 2010 was $4,317,238 compared to $4,951,460 for the year ended December 31, 2009. The decrease in revenue is attributed to a decrease in the number of race days at Retama Park racetrack, 16 in 2010 as compared to 59 in 2009. As discussed in the “Retama Park Racetrack – Management” section under Item 7 in this section, the Company’s revenue is directly related to the reimbursement of payroll and payroll related expenses of the racetrack. Therefore, a decrease in race days results in a decrease in staffing requirements and, consequently, decreases reimbursements to the Company.

     Interest Income

Interest income for the year ended December 31, 2010 was $332,853 compared to $437,006 for the year ended December 31, 2009. The Company’s increase in interest income from interest bearing municipal bonds acquired in the exchange of assets in February of 2010 as more fully described in the 8-K filed by the Company on February 25, 2010 and Part I – History and Developments During the Last Three Years of this 10-K, was more than offset by the decrease in accrued interest from the Funding Agreement with the Retama Development Corporation that was disposed of as part of the same transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2010, the Company's operating activities used cash of $2,268,138 compared to $1,404,834 used for the year ended December 31, 2009.

As discussed in Note 5 to the audited financial statements, the Company maintains an investment account that utilizes a margin loan collateralized by the Company’s marketable securities. As of December 31, 2010 there was no availability under this margin as detailed in the following chart. The Company is currently in the process of pursuing transactions, such as the liquidation of certain municipal bond positions that, if successful, would paydown the margin loan balance in an amount sufficient to provide operating a liquidity and restore borrowing availability. There can be no assurances that the Company will be successful in completing these transactions. While the Company pursues these transactions, PWI has elected not to engage in the liquidation of the underlying collateral.

	As of December 31, 2009	As of December 31, 2010
Margin value of Retama Series B bonds	$-	$-
Margin value of all other marketable securities	9,259,476	6,130,097
Total margin value of marketable securities	$9,259,476	$6,130,097

Maximum loan based on 75% loan-to-value	$6,944,607	$4,597,573
Margin loan outstanding	$13,259,281	$5,777,020
Margin loan availability (call)	$(6,314,674)	$(1,179,447)

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

In response to the Company’s continued operating losses, the Company will continue to assess the sale of certain assets and marketable securities in order to provide additional liquidity and the paydown of the outstanding debt. Specifically, management will assess the proper timing to continue selling a portion of the Company’s holdings of the Penson common stock. Given the highly liquid nature of this security, management believes it has adequate financial resources to fund its operations and capital requirements for the next twelve months.

Additionally, the Company is actively pursuing capital transactions that would provide for the redemption of the Cambridge Student Housing Authority Bonds and the Leon County Florida Educational Facilities Authority Bonds detailed in Note 9 – Related Party Transactions of the financial statements below. The Company has engaged the services of a nationally recognized real estate firm that is experienced in marketing student housing facilities such as these. Given the bond structure of these two assets and the Company’s subordinated debt position, sale of these facilities will ultimately require the approval of each respective issuing authority. The Company is currently in the process of obtaining the necessary approval, however, it remains uncertain whether or not it will be granted and, if granted, what proceeds from the sale will ultimately be available to these bond positions.

The Company is also engaged in discussions with a variety of casino companies with an interest in investing in Retama Park. It is the intent of the Company to execute an agreement with a casino company that would provide additional expertise in pursuing our legislative agenda, experience in financing, constructing and operating a casino operation if favorable legislation is granted, liquidity for Retama Park operations during the pursuit of legislation and a meaningful capital transaction for the Company.

If the net proceeds are insufficient to repay the PWI Note and accrued interest, it is likely we would seek a restructuring of the remaining balance or a replacement credit facility, otherwise we may be unable to repay our loan to PWI in full when it comes due February 25, 2012.

In the past, the Company has provided loans to the RDC but has had no obligation to do so since 1999. These loans were provided in order to support the continued operation of Retama Park as a Class I racetrack while pursuing the approval of additional forms of gaming at Texas racetracks. We anticipate that the profits from additional gaming operations at Retama Park, if approved, would provide sufficient cash flow to the RDC to enable the Series B bonds to be repaid in full. We believe our loans to the RDC, which amount to $409,728 including accrued interest as of December 31, 2010, and our holdings of RDC Series A bonds in the amount of $133,000 are fully secured by the collateral security in the Retama Park facilities and real estate and would be repaid even if the operations of Retama Park racetrack were terminated. The Company will respond to any future requests for additional funding by the RDC as it deems appropriate.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

/s/ Akin, Doherty, Klein & Feuge, P.C.
Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
March 31, 2011

CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$189,340	$17,452
Accounts receivable, net	777,460	789,069
Marketable securities – related party	2,449,509	9,068,353
Marketable securities – other	3,638,437	140,808
Other current assets	232,007	139,696
Total current assets	7,286,753	10,155,378

Furniture, Equipment and Improvements (less accumulated
depreciation of $5,296 and $1,372)	10,401	14,325

Other Assets:
Marketable securities – Retama Development Corp.	133,000	145,000
Investments	116,279	4,365,136
Notes and interest receivable – Retama Development Corp.	409,728	5,222,893
Deferred tax asset	2,048,940	936,601
Total other assets	2,707,947	10,669,630

Total Assets	$10,005,101	$20,839,333

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$532,536	$654,301
Margin loan payable – related party	5,777,021	13,259,281
Deferred taxes payable	-	1,463,379
Total current liabilities	6,309,557	15,376,961

Long-Term Note Payable and Accrued Interest – related party	14,508,750	-

Equity (Deficit):
Call Now Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; authorized 266,667 shares,
none outstanding	-	-
Common stock, $.001 par value; authorized 16,666,667 shares,
3,327,075 issued and 2,013,877 and 2,902,367 outstanding	3,327	3,327
Additional paid-in-capital	7,091,120	7,091,120
Treasury stock, at cost, 1,313,198 and 424,708 shares	(14,372,488)	(3,094,455)
Accumulated other comprehensive income (loss)	(197,783)	2,840,676
Retained earnings (deficit)	(3,495,497)	(1,502,733)
Total Call Now stockholders’ equity	(10,971,321)	5,337,935
Non-controlling interest	158,115	124,437
Total equity (deficit)	(10,813,206)	5,462,372

Total Liabilities and Equity (Deficit)	$10,005,101	$20,839,333

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009
Revenues
Reimbursement of payroll and payroll related expenses	$4,077,238	$4,711,460
Management fees	240,000	240,000
	4,317,238	4,951,460

Expenses
Payroll and payroll related expenses	4,076,113	4,711,460
Corporate general and administrative operations	842,623	786,863
Total expenses	4,918,736	5,498,323

Net Operating (Loss)	(601,498)	(546,863)

Other Income (Expenses)
Interest income – related party	149,635	283,429
Interest income – other	183,218	153,577
Gain on sale of marketable securities – related party	2,077,510	688,197
Gain (loss) on sale of marketable securities – other	(10,001)	41,571
Gain on sale of investment – related party	12,179	107,162
Gain on sale of investment – other	-	42,764
Impairment of other investments, long-term	(3,044,241)	-
Interest expense – related party	(1,712,286)	(1,059,953)
Total other income (expense), net	(2,343,986)	256,747

(Loss) before income taxes	(2,945,484)	(290,116)

Income tax expense (benefit)	(986,398)	76,019

Net (loss) including non-controlling interest	(1,959,086)	(366,135)

Less: net income attributable to non-controlling interest	(33,678)	(48,000)

Net (Loss) Attributable to Call Now	$(1,992,764)	$(414,135)

Per Share Data

Basic and diluted (loss) per share attributed to
Call Now common shareholders	$(.90)	$(.14)

Weighted average common shares outstanding:
Basic	2,214,868	2,902,367
Dilutive	2,214,868	2,902,367

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

						Accumulated
			Additional			Other	Retained	Non-	Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Earnings	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Interest	Equity (Deficit)
Balance, December 31, 2008	3,327,075	$3,327	$7,091,120	424,708	$(3,094,455)	$2,113,109	$(1,088,598)	$76,437	$5,100,940
Comprehensive income (loss):
Net income (loss)	-	-	-	-	-	-	(414,135)	48,000	(366,135)
Unrealized gain on securities, net of
$375,000 in income taxes	-	-	-	-	-	727,567	-	-	727,567
Total comprehensive income	-	-	-	-	-	-	-	-	361,432

Balance, December 31, 2009	3,327,075	$3,327	$7,091,120	424,708	$(3,094,455)	$2,840,676	$(1,502,733)	$124,437	$5,462,372

Purchase of treasury stock from related party	-	-	-	898,463	(11,404,600)				(11,404,600)
Sale of treasury stock to related party	-	-	-	(9,973)	126,567				126,567

Comprehensive income (loss):
Net income (loss)	-	-	-	-	-	-	(1,992,764)	33,678	(1,959,086)
Unrealized gain on securities, net of
$1,565,000 in income taxes	-	-	-	-	-	(3,038,459)	-	-	(3,038,459)
Total comprehensive income	-	-	-	-	-	-	-	-	(4,997,545)

Balance, December 31, 2010	3,327,075	$3,327	$7,091,120	1,313,198	$(14,372,488)	$(197,783)	$(3,495,497)	$158,115	$(10,813,206)

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Operating Activities
Net (loss) including non-controlling interest	$(1,959,086)	$(366,135)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities – related party	(2,077,510)	(688,197)
Net realized loss (gains) on sales of marketable securities – other	10,001	(41,571)
Net realized (gains) on sales of long-term investments – related party	(12,179)	(107,162)
Net realized (gains) on sales of long-term investments – other	-	(42,764)
Loss on impairment	3,044,241	-
Bad debt allowance	180,000	60,000
Deferred income taxes	(1,010,451)	(92,920)
Depreciation	3,924	3,924
Changes in operating assets and liabilities:
Accounts receivable	(168,391)	(240,000)
Other current assets	(156,921)	(20,036)
Accounts payable and accrued expenses	(121,766)	130,027
Net Cash (Used) by Operating Activities	(2,268,138)	(1,404,834)

Investing Activities
Advances on notes and interest receivable – Retama Development Corp.	(409,728)	(283,429)
Sales of note receivable – Retama Development Corp.	5,222,893	-
Proceeds from sales of available-for-sale marketable securities	54,999	1,106,364
Proceeds from sales of available-for-sale marketable securities – related party	4,492,000	1,170,597
Purchase of available-for-sale marketable securities	(3,950,000)	-
Proceeds from sale of other long-term investments	-	451,500
Proceeds from sale of other long-term investments to related party	-	400,000
Purchase of other long-term investments	(251,250)	(723,762)
Proceeds from other investments	1,532,655	-
Net Cash Provided by Investing Activities	6,691,569	2,121,270

Financing Activities
Proceeds from margin loans – related party	7,537,367	1,510,058
Payments on margin loans – related party	(15,019,627)	(2,297,879)
Proceeds from long-term debt – related party	15,514,972	-
Repayment of long-term debt – related party	(1,006,222)	-
Purchase of treasury stock – related party	(11,404,600)	-
Sale of treasury stock – related party	126,567	-
Net Cash (Used) by Financing Activities	(4,251,543)	(787,821)

Net Change in Cash and Cash Equivalents	171,888	(71,385)

Cash and cash equivalents at beginning of year	17,452	88,837

Cash and Cash Equivalents at End of Year	$189,340	$17,452

Supplemental Disclosures
Interest paid in cash	$1,720,619	$1,059,953
Income taxes paid in cash	12,813	7,429

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

Notes and Interest Receivable – Retama Development Corporation: Notes and interest receivable from Retama Development Corporation are carried at outstanding principal plus accrued interest. The Company reviews the carrying value for impairment on at least an annual basis, and believes the security is sufficient to assure recovery of the principal and accrued interest.

Valuation of Other Investments – The Company estimates fair value for its other investments based on historical cost and other relevant information. The Company assesses the impairment of the other investments at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of the other investments may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. The Company recorded an impairment charge during the fiscal year ended December 31, 2010 of $3,044,241.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES – continued

Interest Income Recognition – Retama Development Corporation: During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. Through September 30, 2009, the Company recognized the accrued interest on the RDC note as income; however, as of October 1, 2009, the Company elected to suspend further recognition of interest income until events and circumstances dictate otherwise. Due to the continued decline of the financial performance of Retama Park the Company has deemed it appropriate to suspend the income recognition through December 31, 2010. The Company will continue to evaluate its assessment, and make any adjustments it deems necessary.

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
December 31, 2010 and 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES – continued

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

Stock Based Compensation: The Company applies the provisions of ASC Topic 718-10, “Compensation – Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan, based on estimated fair values. There were no options granted in 2010 or 2009, and no options were outstanding at December 31, 2010 or 2009.

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

NOTE 2 – MARKETABLE SECURITIES

The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values are as follows at December 31, 2010 and 2009:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
2010	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities, PWI common
stock, see note 4	$2,416,449	$33,060	$-	$2,449,509
Municipal bonds	4,076,575	-	(438,138)	3,638,437

	$6,493,024	$33,060	$(438,138)	$6,087,946

Non-current Assets, available-for-sale:
RDC Series A bonds	27,594	105,406	-	133,000

Total available-for-sale securities	$6,520,618	$138,466	$(438,138)	$6,220,946

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 2 – MARKETABLE SECURITIES – continued

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
2009	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
Equity securities, PWI common
stock, see note 4	$4,828,448	$4,239,905	$-	$9,068,353
Municipal bonds	191,575	-	(50,767)	140,808

	$5,020,023	$4,239,905	$(50,767)	$9,209,161

Non-current Assets, available-for-sale:
RDC Series A bonds	30,083	114,917	-	145,000

Total available-for-sale securities	$5,050,106	$4,354,822	$(50,767)	$9,354,161

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

NOTE 3 – MARKETABLE SECURITIES AND NOTES RECEIVABLE – RETAMA DEVELOPMENT

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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 3 – MARKETABLE SECURITIES AND NOTES RECEIVABLE – RETAMA DEVELOPMENT – continued

At December 31, 2009, the Company had an outstanding receivable from the RDC in the principal amount of $3,627,569 plus accrued interest of $1,595,324. Such funding was secured by a second lien on the racetrack facility. As more fully described in the 8-K filed by the Company on February 25, 2010 and Part I – History and Developments During the Last Three Years of this 10-K, on February 25, 2010 the Company entered into a Purchase and Sale Agreement with Christopher J. Hall (“Hall”), the Company’s majority shareholder, Chairman and director, where the Company transferred to Hall, in addition to other assets and cash, the full principal and interest value of these RDC notes in exchange for 898,000 shares of the Company’s common stock and two municipal bond positions.

The balance of these bonds and notes receivable, all considered long-term, are as follows at December 31, 2010 and 2009:

	Total	Face Amount
	Face Amount	Owned By	Cost	Carrying
2010	Outstanding	Call Now	Basis	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,045,000	$133,000	$27,594	$133,000
RDC Series B bonds	86,925,000	43,962,500	1,077,463	-
Total bonds, long-term				$133,000

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$400,000	$400,000	$400,000	$400,000
Accrued interest receivable	9,728	9,728	9,728	9,728
Total notes and interest receivable				$409,728

	Total	Face Amount
	Face Amount	Owned By	Cost	Carrying
2009	Outstanding	Call Now	Basis	Value
RDC Bonds (Marketable Securities):
RDC Series A bonds	$6,250,000	$145,000	$30,083	$145,000
RDC Series B bonds	86,925,000	43,962,500	1,077,463	-
Total bonds, long-term				$145,000

RDC Notes and Interest Receivable:
Notes receivable, principal balance	$3,627,569	$3,627,569	$3,627,569	$3,627,569
Accrued interest receivable	1,595,324	1,595,324	1,595,324	1,595,324
Total notes and interest receivable				$5,222,893

NOTE 4 – MARKETABLE SECURITIES – RELATED PARTY

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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 4 – MARKETABLE SECURITIES – RELATED PARTY – continued

On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 post-split shares, of the PWI shares in the IPO resulting in a gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. During the fourth fiscal quarter of 2009, the Company sold 64,000 shares of SAMCO at an average price of $5.49 per share, resulting in a remaining position of 15,900 shares, or approximately 1.66% of the outstanding stock as December 31, 2009. During the first fiscal quarter of 2010, the Company sold its remaining shares of SAMCO at a price of $5.59 per share. In August 2008, the Company sold 30,000 shares of PWI common stock at an average price of $18.30 per share. In August 2009, the Company sold 100,000 shares of PWI common stock at an average price of $11.71 per share, leaving a balance of 1,000,922. As more fully described in the 8-K filed by the Company on February 25, 2010 and Part I – History and Developments During the Last Three Years of this 10-K, on February 25, 2010 the Company entered into a Purchase and Sale Agreement with Christopher J. Hall (“Hall”), the Company’s majority shareholder, Chairman and director, where the Company transferred to Hall, in addition to other assets and cash, 500,000 shares of PWI common stock in exchange for 898,000 shares of the Company’s common stock and two municipal bond positions. The Company holds a position of 500,922 shares of PWI common stock, or approximately 1.75% of the outstanding shares as of December 31, 2010 and recognizes cumulative other comprehensive income from the increase in value of the PWI common stock of approximately $33,000 (gross) or $22,000 net of taxes. The Company originally extended credit to Penson in order to achieve a higher return on its capital for use in its business. After the loan was converted to Penson stock it continues to be held as a source of capital for the Company's business.

NOTE 5 – MARGIN LOAN PAYABLE – RELATED PARTY

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

NOTE 6 – NOTE PAYABLE – RELATED PARTY

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

NOTE 7 – STOCKHOLDERS’ EQUITY

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

NOTE 8 – INCOME TAXES

Income tax expense does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income received in each year. The components of the provision for income tax expense (benefit) are as follows at December 31:

	2010	2009
Deferred federal income tax (benefit)	$(1,010,449)	$(92,921)
Current federal income tax	-	148,750
State income tax	24,051	20,190

Income tax expense (benefit)	$(986,398)	$76,019

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carryforward, long-term	$1,775,847	$765,397
Basis difference in assets, long-term	-	171,204
Unrealized losses on marketable securities, current	101,888	-
	$(1,877,735)	$936,601
Deferred tax (liabilities):
Unrealized gains on marketable securities, current	$-	$(1,463,379)

The Company has net operating loss carryforwards for tax purposes of approximately $5,223,000 that begin to expire in the year 2023.

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 8 – INCOME TAXES - continued

Other Tax Matters: The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. The Company included accruals for unrecognized income tax benefits totaling $0 as a component of other liabilities as of December 31, 2010 and 2009. During 2009 an unrecognized tax position of $398,750 has been settled with the taxing authority. The Company accrued interest of $21,250 at December 31, 2009. The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.

A reconciliation of the change in the unrecognized tax benefits is as follows:

Unrecognized tax benefit at December 31, 2008	$250,000
Gross increases – tax positions in prior years	148,750
Settlements	(398,750)

Unrecognized tax benefits at December 31, 2009	$0

As of December 31, 2010, the tax years ending December 31, 2006 through 2009 remain subject to examination by tax authorities.

NOTE 9 – RELATED PARTY TRANSACTIONS

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
December 31, 2010 and 2009

NOTE 9 – RELATED PARTY TRANSACTIONS - continued

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

NOTE 10 – MANAGEMENT AGREEMENT

The Company’s agreement to operate and manage the Retama Park racetrack extends through November 1, 2020. The Company is reimbursed for the majority of its payroll and payroll related expenses, and receives a management fee is $20,000 per month, with certain adjustments.

NOTE 11 – FAIR VALUE MEASUREMENTS

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

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 11 – FAIR VALUE MEASUREMENTS – continued

	December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities – related party	$2,449,509	$-	$-	$2,449,509
Marketable securities – other	3,638,437	-	-	3,638,437
Marketable securities – Retama Development Corp. – Series A	-	-	133,000	133,000

Liabilities:
None	-	-	-	-

	December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities – related party	$9,068,353	$-	$-	$9,068,353
Marketable securities – other	140,808	-	-	140,808
Marketable securities – Retama Development Corp. – Series A	-	-	145,000	145,000

Liabilities:
None	-	-	-	-

The Company’s financial instruments, other than marketable securities – Retama Development Corp., relate to its available-for-sale marketable securities, which are valued using quoted market prices.

The marketable securities – Retama Development Corp. financial instruments are debt securities. The fair value of these instruments are determined based on observable and unobservable pricing inputs and therefore, the data sources utilized in these valuation models are considered level 3 inputs in the fair value hierarchy.

The following table sets forth a reconciliation of changed in the fair market value of financial assets classified as level 3 in the fair value hierarchy.

Marketable Securities –
	Retama Development Corp.	Total
Balances as of January 1, 2009	$145,000	$145,000
Total losses (realized or unrealized):
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuances, redemptions and settlements	-	-
Transfers in and out of level 3	-	-
	$145,000	$145,000
Change in unrealized gains or losses in earnings (or changes in net
assets) relating to asset still held as of December 31, 2009	$-	$-

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 11 – FAIR VALUE MEASUREMENTS – continued

	Marketable Securities –
	Retama Development Corp.	Total
Balances as of January 1, 2010	$145,000	$145,000
Total losses (realized or unrealized):
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuances, redemptions and settlements	(12,000)	(12,000)
Transfers in and out of level 3	-	-
	$133,000	$133,000
Change in unrealized gains or losses in earnings (or changes in net
assets) relating to asset still held as of December 31, 2010	$-	$-

	December 31, 2010
					Total
Non-Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Impairments
Assets:
Investments – Long-term	$-	$-	$116,279	$116,279	$(3,044,241)

	December 31, 2009
					Total
Non-Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Impairments
Assets:
Investments – Long-term	$-	$-	$4,365,136	$4,365,136	$-

NOTE 12 – EARNINGS PER SHARE ATTRIBUTABLE TO CALL NOW, INC.

The following reconciles the components of the earnings per share (EPS) computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2010
Basic EPS:
Net (loss) attributable to Call Now, Inc.	$(1,992,764)	2,214,868	$(.90)
Effect of dilutive options	-	-	-

Dilutive EPS	$(1,992,764)	2,214,868	$(.90)

Year Ended December 31, 2009
Basic EPS:
Net (loss) attributable to Call Now, Inc.	$(414,135)	2,902,367	$(.14)
Effect of dilutive options	-	-	-

Dilutive EPS	$(414,135)	2,902,367	$(.14)

CALL NOW, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 13 – CONTINGENCY

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

For the past five years, Mr. Brown has served as CEO of Retama Entertainment Group, Inc. which is an 80% owned subsidiary of the Company. Mr. Brown has over 25 years experience in corporate finance, real estate development and finance in addition to 14 year experience in the horse racing industry as Retama Entertainment Group, Inc. CEO. Mr. Brown is familiar with and has worked on real estate closings, financing closings, multi-party agreements and regulatory compliance. He has shown the ability to analyze and handle complex transactions and compliance matters. Mr. Brown is a graduate of the University of Texas at Austin having received a BBA in Finance and Accounting and an MBA in Finance and Organizational Behavior. The Board believes that Mr. Brown’s experience in the horse racing industry as well as real estate finance and development provides it with valuable insights in dealing with Retama Development Corp. and its real estate portfolio.

Christopher J. Hall has served as a director since 2001 and Chairman since 2008. Mr. Hall was the co-founder and co-owner of Howe, Solomon and Hall, Inc. (“HSH”) from 1985-1998. HSH was a NASD licensed securities firm founded on Wall Street. In 1998 Mr. Hall left to pursue entrepreneurial efforts, which include Call Now, Inc.

Mr. Hall’s extensive experience in the restructuring of numerous distressed assets with the successful sale or recapitalization of these workout situations has proved valuable for the Company. Mr. Hall is a graduate of St. Lawrence University and has a Masters in Business Administration from the University of Miami. The Board believes that Mr. Hall’s experience and status as majority shareholder provides valuable insights in financial matters and investor relations.

Thomas R. Johnson was elected as President, Chief Executive Officer and Director of Call Now, Inc. in November 2001. Mr. Johnson has served on the Board of Directors of Penson Worldwide, Inc. (“PWI”), a publicly traded company that the Company holds a position of 500,922 shares, from August of 2003 through May of 2011. Prior to joining the Company, Mr. Johnson was an independent fixed-income bond trader, specializing in the analysis of defaulted and distressed fixed income investments. He also has been a fixed-income bond analyst and broker for a municipal bond firm from 1989 to 1999.

Mr. Johnson’s experience as an analyst of distressed securities prior to joining and his continued application of those skills as President and CEO of the Company since 2001 has proved invaluable as the Company continues to negotiate through a challenging economic environment. Mr. Johnson is a graduate of St. Lawrence University. The Board believes that Mr. Johnson’s experience as its CEO and CFO provides essential insight and expertise concerning the business, operations and strategies of the Company that is needed for the Board’s oversight and decision-making responsibilities.

William P. McNeer III has served as director since 2010. Since 1992 he has been engaged as a self-employed consultant specializing in assisting clients in locating financing alternatives and providing guidance in foreclosure workouts. He has also concurrently served as President of Mortgage Operations for WRC Mortgage in North Palm Beach Florida from 1997 to 2008. The Board believes that Mr. McNeer provides essential insight and expertise in dealing with the Company’s real estate interests as well as an independent viewpoint.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table presents compensation information for the year ended December 31, 2010 for the persons who served as our principal executive officer and each of our two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year. We refer to these executive officers as our "named executive officers" elsewhere in this annual report. Mr. Brown and Mr. Johnson were each paid a $10,000 bonus for 2008 in the 2009 fiscal year. Mr. Hall and Mr. Johnson each earned $7,000 for their participation in 2009 as directors of the Company, but elected to defer collection of these directors fees until an improved financial position of the Company allows.

Name and Principal Position	Year	Salary	Bonus	Options Awards	All Other Compensation(1)	Total
Thomas R. Johnson,	2010	$200,000	-	-	$0	$200,000
President/CEO	2009	$200,000	$10,000	-	$0	$210,000

Christopher J. Hall,	2010	$200,000	-	-	$0	$200,000
Chairman	2009	$200,000	-	-	$0	$200,000

Bryan P. Brown,	2010	$200,000	-	-	$0	$200,000
CEO, Retama	2009	$200,000	$10,000	-	$7,000	$217,000
Entertainment Group

(1)       Consists of director meeting fees.

EXECUTIVE EMPLOYMENT CONTRACTS

In March 2004, the Company and REG entered into an employment agreement with Thomas R. Johnson (“Johnson”). The terms of the agreement called for a base salary of $125,000 per year that has been amended and is currently at the rate of $200,000. If Electronic Gaming Machines (“EGM”) are authorized for operation at Retama Park, Johnson shall receive a monthly bonus of ½% of monthly Net Win generated from EGMs up to $120 million at Retama. For annual net win in excess of $120 million at Retama, Johnson shall receive a monthly bonus of ¼% of monthly Net Win. In the event of Johnson’s termination upon a Change of Control, Johnson shall receive at closing, one lump sum payment equal to the payment made according to the percentage bonus based on Net Win in the month immediately preceding the Change of Control multiplied by seventy-six (76). The term of Johnson’s employment continues for one (1) year and thereafter for successive terms of one (1) year each unless at the option of either party upon at least thirty days’ prior written notice such employment is terminated at the end of the current term.

In March 2004, REG entered into an employment agreement with Bryan P. Brown (“Brown”) as CEO of REG. The terms of the agreement call for a base salary of $200,000 per year. If EGM are authorized for operation at Retama Park, Brown shall receive bonus compensation of a one-time payment of $100,000 upon the commercial operation of EGMs at Retama. Brown shall receive a monthly bonus of ½% of monthly Net Win generated from EGMs up to $120 million at Retama. For annual net win in excess of $120 million at Retama, Brown shall receive a monthly bonus of ¼% of monthly Net Win. In the event of Brown’s termination upon a Change of Control, Brown shall receive at closing, one lump sum payment equal to the payment made according to the percentage bonus based on Net Win in the month immediately preceding the Change of Control multiplied by seventy-six (76). The term of Brown’s employment continues for one (1) year and thereafter for successive terms of one (1) year each unless at the option of either party upon at least thirty days’ prior written notice such employment is terminated at the end of the current term.

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

Director compensation paid to named executive officers is included in the summary compensation table above.

The following table sets forth compensation earned or paid to our non-employee directors in 2010.

	Fees Earned or		Non-equity Incentive	All Other
Name	Paid in Cash	Option Awards	Plan Compensation	Compensation	Total
William P. McNeer III	$5,000	-	-	-	$5,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 8, 2011, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. As detailed in Note 9 – Related Party Transactions of the audited financial statements for fiscal year ended December 31, 2010 above, the Company acquired 898,000 shares and sold 9,973 shares of the Company’s common stock from the Company’s Chairman, Christopher J. Hall leaving a total number of shares outstanding as of March 8, 2011 of 2,013,877.

		Percent of Outstanding
Name	Number of Shares	Common Stock
Christopher J. Hall	1,696,621	84.25%
Thomas R. Johnson	93,975	4.69%
Bryan P. Brown	-0-	0%

Officers and Directors as a group (4 Persons)...... 1,790,596     88.91%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Akin, Doherty, Klein & Feuge, P.C. (“Akin”) audited the Company’s financial statements for the year ended December 31, 2010 and December 31, 2009.

Fees related to services performed by Akin in the year ended December 31, 2010 and December 31, 2009 was as follows:

	2010	2009
Audit Fees (1)	$60,500	$60,500
Audit-Related Fees	-	-
Tax Fees (2)	5,150	4,650
All Other Fees (3)	750	11,500
Total	$66,400	$76,650

(1)	Audit Fees represent services provided in connection with the fiscal year audit of our financial statements and review of our quarterly financial statements, notwithstanding when the fees were billed or when the service was rendered.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation for services billed from January through December of the fiscal year.

(3)	All other fees include services billed from January through December of the fiscal year.

BOARD OF DIRECTORS REPORT

The Board of Directors has reviewed and discussed with the Company's management and independent auditor the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2010 fiscal year. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company's Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) provided by the Company's independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

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

CALL NOW, INC.

By:	/s/ THOMAS R. JOHNSON
Name:	Thomas R Johnson
Title:	President, Chief Executive Officer, Principal Accounting Officer and Director
Date:	August 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS R. JOHNSON	President, Chief Executive Officer and Director (Principal	August 11, 2011
Thomas R. Johnson	Executive Officer and Principal Accounting Officer)

/s/ CHRISTOPHER J. HALL	Chairman and Director	August 11, 2011
Christopher J. Hall

/s/ BRYAN P. BROWN	Director	August 11, 2011
Bryan P. Brown

/s/ WILLIAM P. MCNEER III	Director	August 11, 2011
William P. McNeer III

INDEX TO EXHIBITS

Exhibit	Incorporated By
Number	Reference Note	Description
3(a)	A	Articles of Incorporation of Registrant as filed with the Secretary of State of Nevada on September 3, 1999.
3(c)	C	By-Laws of the Registrant.
8.12	G	Management Agreement for Retama Park.
8.15	L	First Amendment to Management Agreement for Retama Park.
8.16	M	Second Amendment to Management Agreement for Retama Park.
8.17	N	Third Amendment to Management Agreement for Retama Park.
10.3	O	Employment Agreement between Call Now, Inc. and Thomas R. Johnson, dated November 3, 2003. *
10.4	P	Employment Agreement between Retama Entertainment Group and Bryan P. Brown, dated March 31, 2004. *
10.6	V	Fourth Amendment to Management Agreement for Retama Park.
10.7	W	Senior Secured Promissory Note between Call Now, Inc. and Penson Worldwide, Inc., dated February 25, 2010.
10.8	X	Purchase and Sale Agreement between Call Now, Inc. and Christopher J. Hall, dated February 25, 2010.
10.9		Director Compensation. *
10.10		Summary of Compensation for Named Executive Officers as of March 8, 2011. *
14	U	Business Ethics and Conduct Policy (Code of Ethics).
21		Subsidiaries
31.1		Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 (filed herewith).

NOTE INCORPORATION BY REFERENCE

A	Incorporated by reference to Exhibit 3(a) of Form 10-KSB for the year ended December 31, 1999.
C	Incorporated by reference to Exhibit 3(c) of Form 10-KSB for the year ended December 31, 1999.
G	Incorporated by reference to Exhibit 8.12 of Form 10-KSB for year ended December 31, 1997.
L	Incorporated by reference to Exhibit 8.15 of Form 10-KSB for year ended December 31, 2004.
M	Incorporated by reference to Exhibit 8.16 of Form 10-KSB for year ended December 31, 2004.
N	Incorporated by reference to Exhibit 8.17 of Form 10-KSB for year ended December 31, 2004.
O	Incorporated by reference to Exhibit 10.3 of Form 10-KSB for year ended December 31, 2004. *
P	Incorporated by reference to Exhibit 10.4 of Form 10-KSB for year ended December 31, 2004. *
U	Incorporated by reference to Exhibit 14 of Form 10-KSB for year ended December 31, 2005.
V	Incorporated by reference to Exhibit 10.6 of Form 10-K for year ended December 31, 2009.
W	Incorporated by reference to Exhibit 10.7 of Form 10-K for year ended December 31, 2009.
X	Incorporated by reference to Exhibit 10.8 of Form 10-K for year ended December 31, 2009.

* - Indicates a management contract or compensatory plan or agreement.