Form 10-Q/A
period 2011-03-31
CALL NOW INC
filed 2011-08-12
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A-1

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of Registrant as specified in its charter)

Nevada	65-0337175
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1 Retama Parkway, Selma, TX	78154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (210) 651-7145

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.       Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S.232.405 of this chapter) during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).
Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated file ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐       No ☒

Registrant had 2,013,877 shares of common stock issued and outstanding as of May 5, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$57,809	$189,340
Accounts receivable, net	777,460	777,460
Marketable securities – related party	3,361,187	2,449,509
Marketable securities – other	3,569,651	3,638,437
Other current assets	288,641	232,007
Total current assets	8,054,748	7,286,753

Furniture, Equipment and Improvements (less accumulated
depreciation of $10,201 and $9,220 respectively)	9,420	10,401

Other Assets:
Marketable securities – Retama Development Corp.	133,000	133,000
Investments	116,279	116,279
Notes and interest receivable – Retama Development Corp.	405,515	409,728
Deferred tax asset	2,125,237	2,048,940
Total other assets	2,780,031	2,707,947

Total Assets	$10,844,199	$10,005,101

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	532,043	532,536
Margin loan payable – related party	5,885,286	5,777,021
Deferred taxes payable	184,696	-
Total current liabilities	6,602,025	6,309,557

Long-term Note Payable and Accrued Interest – Related Party, net of current portion	14,841,800	14,508,750

Equity (Deficit):
Call Now Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; authorized 266,667 shares,
none outstanding	-	-
Common stock, $.001 par value; authorized 16,666,667 shares,
3,327,075 issued and 2,013,877 outstanding	3,327	3,327
Additional paid-in-capital	7,091,120	7,091,120
Treasury stock, at cost, 1,313,198 shares	(14,372,488)	(14,372,488)
Accumulated other comprehensive income (loss)	358,526	(197,783)
Retained (deficit)	(3,850,226)	(3,495,497)
Total Call Now stockholders’ (deficit)	(10,769,741)	(10,971,321)
Non-controlling interest	170,115	158,115
Total (deficit)	(10,599,626)	(10,813,206)

Total Liabilities and Equity (Deficit)	$10,844,199	$10,005,101

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$983,827	$1,000,916
Management fees	60,000	60,000
Total Revenues	1,043,827	1,060,916

Expenses
Payroll and payroll related expenses	983,827	1,000,916
Corporate general and administrative operations	205,184	215,328
Total expenses	1,189,011	1,216,244

Net Operating (Loss)	(145,184)	(155,328)

Other Income (Expenses)
Interest income – related party	8,806	139,907
Interest income – other	59,020	6,130
Gain on sales of marketable securities – related party	-	2,068,000
Gain on sales of investment – other	-	12,179
Interest expense – related party	(441,316)	(330,955)
Total other income (expense), net	(373,490)	1,895,261

Income (loss) before non-controlling interest and income taxes	(518,674)	1,739,933

Income tax expense (benefit)	(175,946)	589,612

Net income (loss) including non-controlling interest	(342,728)	1,150,321

Less: Net income attributable to non-controlling interest	12,000	12,000

Net Income (Loss) Attributable to Call Now	$(354,728)	$1,138,321

Per Share Data

Basic and diluted income (loss) per share attributed to
Call Now common shareholders	$(.18)	$.40

Weighted average common shares outstanding:
Basic	2,013,877	2,837,317
Dilutive	2,013,877	2,837,317

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss) including non-controlling interest	$(342,728)	$1,150,321
Adjustments to reconcile net income (loss) to
net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities – related party	-	(2,068,000)
Net realized (gains) on sales of long-term investments – other	-	(12,179)
Bad debt allowance	60,000	60,000
Deferred income taxes	(175,946)	589,612
Depreciation	981	981
Changes in operating assets and liabilities
Accounts receivable	(60,000)	(60,000)
Other current assets	(54,660)	9,775
Accounts payable and accrued expenses	(493)	(767)
Net Cash (Used) by Operating Activities	(572,846)	(330,257)

Investing Activities
Proceeds from sale of note receivable – Retama Development Corp.	-	5,222,893
Proceeds from sales of available-for-sale marketable securities – related party	-	4,480,000
Proceeds from other long-term investments	-	88,880
Purchase of marketable securities	-	(3,950,000)
Purchase of other long-term investments	-	(155,000)
Net Cash Provided by Investing Activities	-	5,686,773

Financing Activities
Proceeds from margin loan – related party	108,265	6,211,299
Payments on margin loan – related party	-	(13,936,367)
Proceeds from long-term debt – related party	333,050	14,053,486
Purchase of treasury stock – related party	-	(11,404,600)
Net Cash Provided (Used) by Financing Activities	441,315	(5,076,182)

Net Change in Cash and Cash Equivalents	(131,531)	280,334

Cash and cash equivalents at beginning of year	189,340	17,452

Cash and Cash Equivalents at End of Quarter	$57,809	$297,786

Supplemental Disclosures
Interest paid in cash	$108,266	$199,469
Income tax paid in cash	-	-

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

The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

NOTE 3 – MARGIN LOAN PAYABLE – RELATED PARTY

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

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On February 25, 2010, the Company entered into a Promissory Note in favor of PWI, in the principal amount of $13,922,000, accumulating interest at a rate of 10% per year with a maturity of the principal and interest on February 25, 2012. On September 16, 2010 the Company borrowed an additional $400,000 from PWI, bringing the balance of the Promissory Note to $14,322,000. The balance of the note at March 31, 2011 is $13,322,000 plus $1,519,800 in accrued interest. The Company has granted PWI a carried interest equal to 20% of the proceeds from its holdings of Retama Development Corp. B Bonds. If the Company repays the Promissory Note prior to the second anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to 15%. The carried interest entitles the lender to a percentage of all income, principal and other proceeds (in whatever form) from or in respect of the Retama Development Corp. B Bonds of any kind whether on account of interest, redemption of principal, proceeds of sale, pledge or other transfer or disposition of the Bonds, insurance proceeds, tax refunds, or otherwise made or payable in respect of any of the Bonds. The carried interest survives the repayment of the Promissory Note. The Promissory Note is secured by a lien on substantially all of the Company’s assets.

NOTE 5 – INCOME TAXES

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

NOTE 6 – EARNINGS PER SHARE ATTRIBUTABLE TO CALL NOW, INC.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended March 31, 2011
Basic EPS:
Net (loss) attributed to Call Now, Inc.	$(354,728)	2,013,877	$(0.18)
Effect of dilutive options	-	-	-
Dilutive EPS Attributed to Call Now, Inc.	$(354,728)	2,013,877	$(0.18)

Three Months Ended March 31, 2010
Basic EPS:
Net income attributed to Call Now, Inc.	$1,138,321	2,837,317	$0.40
Effect of dilutive options	-	-	-
Dilutive EPS Attributed to Call Now, Inc.	$1,138,321	2,837,317	$0.40

NOTE 7 – MARKETABLE SECURITIES

The carrying amounts of marketable securities as shown in the accompanying balance sheets and their approximate market values are as follows at March 31, 2011 and December 31, 2010:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
March 31, 2011	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
PWI common stock, see Note 8 and Note 16	$2,416,448	$944,739	$-	$3,361,187
Municipal bonds	4,076,574	-	(506,923)	3,569,651
	6,493,022	944,739	(506,923)	6,930,838

Non-current Assets, available-for-sale:
RDC Series A bonds	27,594	105,406	-	133,000

Total available-for-sale marketable securities	$6,520,616	$1,050,145	$(506,923)	$7,063,838

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
December 31, 2010	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
PWI common stock, see Note 8 and Note 16	$2,416,449	$33,060	$-	$2,449,509
Municipal bonds	4,076,575	-	(438,138)	3,638,437
	6,493,024	33,060	(438,138)	6,087,946

Non-current Assets, available-for-sale:
RDC Series A bonds	27,594	105,406	-	133,000

Total available-for-sale marketable securities	$6,520,618	$138,466	$(438,138)	$6,220,946

Unrealized gains and losses on marketable securities available-for-sale at March 31, 2011 and December 31, 2010 are shown net of income taxes as a component of stockholders’ equity.

The Company has several marketable securities in an unrealized loss position at March 31, 2011. The unrealized loss on those securities at March 31, 2011 is $506,923 and the market value is $3,569,651. The Company does not consider these investments to be other-than-temporarily impaired. See also Note 16 – Subsequent Events for additional information.

NOTE 8 – MARKETABLE SECURITIES – RELATED PARTY

In February 2010, the Company completed a transaction with the Company’s Chairman and majority shareholder, Christopher J. Hall, where the Company, in part, transferred to Mr. Hall 500,000 shares of Penson Worldwide, Inc. (“PWI”) (Nasdaq:PNSN) common stock valued at $4,480,000, or $8.96 per share. The Company continues to own 500,922 shares of PWI common stock a market value of $3,361,187 at March 31, 2011, based on a closing stock price of $6.71 per share. At December 31, 2010 the Company held 500,922 shares of PWI common stock with a market value of $2,449,509 based on a year-end closing stock price of $4.89 per share. The Company also has a margin loan payable to Penson Financial Services, Inc., a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $5,885,286 at March 31, 2011 and $5,777,021 at December 31, 2010. The President of Call Now, Inc. is a Director of Penson Worldwide, Inc. See also Note 16 – Subsequent Events for additional information.

In exchange for the shares of PWI transferred to Mr. Hall the Company received, in part, $3,200,000 face amount of Leon County FL Educational Facilities Authority (Southgate Dormitory) Series B, 7.625% due 9/1/28 bonds, valued at $2,080,000 at the time of the exchange, or $.65/$1.00, and $2,200,000 face amount of Cambridge Student Housing Financing Revenue Series C, 9.70% due 11/1/39 bonds, valued at $1,870,000 at the time of the exchange, or $.85/$1.00. Please refer to Note 15 – Related Party Transactions in this form 10-Q for complete details of this transaction.

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

The Company owns $43,962,500 face amount of the Retama Development Corporation Special Facilities Revenue Series B (“Series B Bonds”) at March 31, 2011 and December 31, 2010. The Company’s entire position of Series B bonds have been pledged as collateral for the Promissory Note described in Note 4 – Note Payable – Related Party. The Series B Bonds are secured by the excess cash flow of the Retama Park racetrack facility that is on parity with the $400,000 loaned to the RDC in September 2010 (discussed in Note 10) and is subordinate to the Series A Bonds, the Funding Agreement (also discussed in Note 10) and a new second mortgage loan from a third party lender in the approximate amount of $968,000 in principal and $34,000 in interest at the end of this first quarter. The face amount of the Series B Bonds outstanding is $86,925,000 at March 31, 2011 and December 31, 2010. The Company’s carrying value in the Series B bonds was written down to its cost basis of $1,077,463 in 2004 due to a reclassification of the position from available-for-sale to held-to-maturity and additionally written down to $0 in 2006. See further discussion in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Retama Park Racetrack – Series B Bonds below.

NOTE 9 – INVESTMENTS

The Company’s other investments have not incurred any significant changes since December 31, 2010. For more information, see the discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NOTE 10 – NOTES AND INTEREST RECEIVABLE – RETAMA DEVELOPMENT CORPORATION

As part of the RDC’s bankruptcy and debt refinancing in 1996 and 1997, the Company entered into an agreement with the RDC that required the Company to fund any operating losses of the RDC for a period of up to 2 years (the “Funding Agreement”). As more fully detailed in Note 15 – Related Party Transactions in this Form 10-Q, in March 2010 the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder, the full principal and interest value of the Funding Agreement, valued at $3,627,569 in principal and $1,727,859 in accrued interest, with cash and additional securities in exchange for a portion of two unrelated municipal bond issues and shares of the Company’s stock. Following this transaction, the Company no longer has an interest in the Funding Agreement.

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

NOTE 11 – INTEREST INCOME RECOGNITION – RETAMA DEVELOPMENT CORPORATION

During each accounting period, the Company evaluates whether to recognize accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. In 2009, the Company recognized the accrued interest on the RDC note as income through September 30, 2009; however, effective October 1, 2009, the Company elected to suspend recognition of interest income due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment. Following the transaction on February 25, 2010 and further detailed in Note 15 – Related Party Transaction, the Company reversed its decision and recognized the accrued interest on the RDC note from October 1, 2009 through February 25, 2010, when the note was transferred to Christopher J. Hall. As noted above, interest is being recognized on the new $400,000 advance to the RDC, but will be reevaluated on quarterly basis.

NOTE 12 – CONTINGENCY

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

NOTE 13 – COMPREHENSIVE INCOME ATTRIBUTED TO CALL NOW, INC.

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

NOTE 14 – FAIR VALUE MEASUREMENTS

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

	March 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities – related party	$3,361,187	$-	$-	$3,361,187
Marketable securities – other	3,569,651	-	-	3,569,651
Marketable securities – Retama Dev. Corp. – Series A	-	-	133,000	133,000

Liabilities:
None	$-	$-	$-	$-

	December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities – related party	$2,449,509	$-	$-	$2,449,509
Marketable securities – other	3,638,437	-	-	3,638,437
Marketable securities – Retama Dev. Corp. – Series A	-	-	133,000	133,000

Liabilities:
None	$-	$-	$-	$-

The Company’s financial instruments relate to its available-for-sale marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in other comprehensive income until the investment is sold.

The following table sets forth a reconciliation of changes in the fair market value of financial assets classified as level 3 in the fair value hierarchy.

Marketable Securities –
	Retama Development Corp.	Total
Balances as of January 1, 2011	$133,000	$133,000
Total losses (realized or unrealized):
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and out of level 3	-	-
Balance as of March 31, 2011	$133,000	$133,000
Change in unrealized gains or losses in earnings (or changes in net
assets) relating to asset still held as of March 31, 2011	$-	$-

NOTE 15 – RELATED PARTY TRANSACTIONS

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

Refer also to Note 3 – Margin Loan Payable – Related Party, Note 8 – Marketable Securities – Related Party and Note 10 – Notes and Interest Receivable – Retama Development Corporation above for additional details pertaining to additional related party relationships.

NOTE 16 – SUBSEQUENT EVENTS

Following the close of the Company’s fiscal first quarter ended March 31, 2011, the value of the Company’s investment in Penson Worldwide, Inc. (Nasdaq: PNSN) dropped from $3,361,187 as of March 31, 2011 to $1,562,877 at the close of business on May 12, 2011 due to a drop in the stock price from $6.71/share to $3.12/share.

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

The facility and real estate are owned by the Retama Development Corporation (the “RDC”), a municipal subdivision of the city of Selma, TX, and it is encumbered by $6,045,000 Senior Series A Bonds and $86,925,000 Subordinate Series B Bonds. In addition to the management relationship, the Company also maintains a substantial investment in the facility through holdings of a portion of the Retama Development Corporation Special Facilities Revenue Refunding Bonds and an additional loan in the amount of $400,000. (See Notes to Consolidated Financial Statements, Note 8 – Marketable Securities – Related Party and Note 10 – Notes and Interest Receivable - Retama Development Corporation for additional details.)

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

Retama Park Racetrack – Series B Bonds
In 2004, in accordance with ASC topic 320, the Company reclassified the Series B bonds from available-for-sale to held-to-maturity, resulting in a write down of the bonds value from market to their original cost basis of $1,077,463. In accordance with ASC topic 320, the Company fully impaired the Series B Bonds in 2006 based on the limited available market, the uncertainty of principal or interest payments to be made in the foreseeable future and the subordinated lien on the collateral. Despite the accounting treatment of the Series B bonds, the Company believes that these bonds maintain an intrinsic value based on an assessment of the underlying security of the investment. Specifically, based on an appraisal of the real estate by an independent, third party appraisal company that was updated in the third quarter of fiscal year 2010, there is value in the real estate available to the Series B bonds in excess of the current priority debt obligations. Additionally, the bonds are secured by an assignment of one-half (50%) of the Enhancements of the racing license for Retama Park. Enhancements are defined as any right, benefit or entitlement arising under the license, such as additional gaming rights that would allow the operation of a casino-type facility, that has not been assigned to Retama Development Corporation to conduct horse racing and simulcasting. While an assessment of the value of 50% of the Enhancements is much more subjective in nature, it is worth noting that the other Class 1 racetracks in Texas have announced capital acquisitions of all or a portion of their operation by nationally recognized casino companies – Lone Star Park in Grand Prairie with Global Gaming Solutions, LLC and Sam Houston Race Park in Houston with Penn National Gaming, Inc.

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

On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a pre-tax gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. In August 2008, the Company sold 30,000 shares of PWI common stock, leaving a balance of 1,100,922. In August 2009, the Company sold 100,000 shares of PWI common stock, leaving a balance of 1,000,922. In March 2010, the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder, 500,000 shares of PWI common stock in exchange for certain municipal bonds and Company common stock. (See Notes to Consolidated Financial Statements, Note 15 – Related Party Transactions for additional details.) Following this transaction, the Company owns 500,922 shares of PWI common stock, which represents an approximate 1.76% ownership interest as of March 31, 2011. As of March 31, 2011 the recognized other comprehensive income from the increase in value of the PWI common stock was approximately $945,000. Following the close of the Company’s fiscal first quarter ended March 31, 2011, the value of the Company’s investment in PWI dropped from $3,361,187 as of March 31, 2011 to $1,562,877 at the close of business on May 12, 2011 due to a drop in the stock price from $6.71/share to $3.12/share.

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

Valuation of Penson Worldwide, Inc. Common Stock
The Penson Worldwide, Inc. (“PWI”) (Nasdaq: PNSN) common stock is valued at the market value of the shares held by the Company at the close of business on March 31, 2011, the last trading day of the fiscal quarter. Based on a closing price of $6.71 per share and a position of 500,922 shares, the Company’s holdings of PWI common stock is valued at $3,361,187. The Company held 500,922 shares of PWI common stock as of December 31, 2010 and the holdings were valued at $2,449,509 at that time, based on a closing price of $4.89 per share. Following the close of the Company’s fiscal first quarter ended March 31, 2011, the value of the Company’s investment in PWI dropped from $3,361,187 as of March 31, 2011 to $1,562,877 at the close of business on May 12, 2011 due to a drop in the stock price from $6.71/share to $3.12/share.

Notes and Interest Receivable – Retama Development Corporation
The Company has provided advances to the RDC primarily to meet the RDC’s interest and sinking fund obligations on its Series A Bonds. Such advances are entirely at the discretion of the Company and are documented by promissory notes secured by a second lien mortgage on the Retama Park racetrack real estate and facilities, which is subordinated to the RDC Series A Bonds and Converted Series B Bonds, if any. We estimate at the end of each reporting period the valuation and collectibility of the RDC note and any interest that has been recognized as income, and report the total amount as other assets in our consolidated balance sheet. As more fully detailed in Note 15 – Related Party Transactions of the unaudited financial statements for the period ending March 31, 2011, in February 2010 the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder the full principal and interest value of the Funding Agreement, valued at $3,627,569 in principal and $1,727,859 in interest, with cash and additional securities in exchange for a portion of two unrelated municipal bond issues and shares of the Company’s stock. Following this transaction, the Company no longer has an interest in the Funding Agreement.

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

Interest Income Recognition – Retama Development Corporation
During each accounting period, the Company evaluates whether to continue to recognize the accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. In 2009, the Company recognized the accrued interest on the RDC note as income through September 30, 2009; however, as of October 1, 2009, the Company elected to suspend further recognition of interest income until events and circumstances dictated otherwise. Due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment, the Company deemed it appropriate to suspend the income recognition of the interest on the RDC note commencing October 1, 2009. Following the transaction further detailed in Note 15 – Related Party Transactions in this Form 10-Q, the Company has recognized the accrued interest on the RDC note from October 1, 2009 through February 25, 2010, when the note was transferred to Christopher J. Hall.

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

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO MARCH 31, 2010

RESULTS OF OPERATIONS

a. Revenues and Other Income

     Revenue

The Company's revenue for the three months ended March 31, 2011 was $1,043,827, compared to $1,060,916 for the three months March 31, 2010. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the similarity in revenue for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, reflects similar staffing levels at Retama Park for the comparable periods.

     Interest Income

Interest income for the three months ended March 31, 2011 was $67,826, compared to $146,037 for the three months ended March 31, 2010. As further detailed in Note 15 – Related Party Transactions in this Form 10-Q, the Company exchanged the RDC Funding Agreement for interest bearing municipal bonds. The decline in interest income is attributed to one of the municipal bonds accepted in exchange for the Funding Agreement currently does not pay interest, and therefore, interest is not accrued.

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

     Income Tax

The Company recognized a federal income tax benefit for the three months ended March 31, 2011 of $175,946 compared to a federal income tax expense of $589,612 for the three months ended March 31, 2010. The Company’s total federal income tax does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income. The income tax benefit for the three months ended March 31, 2011 reflects the Company’s operating loss during the time period. The income tax expense for the three months ended March 31, 2010 reflects the capital gain realized in the exchange of 500,000 shares of Penson Worldwide, Inc. as part of the transaction detailed in Notes to Consolidated Financial Statements, Note 15 – Related Party Transactions above.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2011, the Company's operating activities used cash of $572,846 compared to $330,257 cash used for the three months ended March 31, 2010. The increase in cash used is largely attributed to greater capital gains realized on the sale of marketable securities the first quarter of 2010 as compared to the first quarter of 2011.

The Company maintains an investment account that utilizes a margin loan collateralized by the Company’s marketable securities. Typically, the Company had the ability to borrow up to 75% of the value of the securities held as collateral in the margin account and has utilized this borrowing availability to provide operating liquidity. In September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity, the Retama Development Corporation Series B Bonds should require a 100% margin requirement, effectively making these bonds non-marginable. Although the Company has successfully restructured this margin account (see Note 15 – Related Party Transactions), the Company’s margin loan availability remains constrained. See below for a comparison of the margin loan availability as of December 31, 2010 as compared to March 31, 2011.

	As of December 31, 2010	As of March 31, 2011
Margin value of Retama Series B Bonds	$-	$-
Margin value of all other marketable securities	$6,130,097	$6,971,759
Total margin value of marketable securities	$6,130,097	$6,971,759

Maximum loan based on 75% loan-to-value	$4,597,573	$5,228,819
Margin loan outstanding	$5,777,021	$5,885,286
Margin loan availability (call)	$(1,179,448)	$(656,467)

Following the close of the Company’s fiscal first quarter ended March 31, 2011, the value of the Company’s investment in PWI dropped from $3,361,187 as of March 31, 2011 to $1,562,877 at the close of business on May 12, 2011 due to a drop in the stock price from $6.71/share to $3.12/share. In response to the Company’s continued operating losses and current constriction of borrowing availability under its margin account, the Company is pursuing solutions including assessing the sale of certain assets and marketable securities in order to provide additional liquidity, such as the sale of the Estates at Canyon Ridge in November 2010.

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
August 11, 2011