Form 10-Q
period 2011-06-30
CALL NOW INC
filed 2011-08-15
CIK 869484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to ____________

COMMISSION FILE NO. 0-27160

CALL NOW, INC.
(Exact name of Registrant as specified in its charter)

Nevada	65-0337175
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1 Retama Parkway, Selma, TX	78154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (210) 651-7145

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S.232.405 of this chapter) during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated file ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant had 2,013,877 shares of common stock issued and outstanding as of August 9, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CALL NOW, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$68,463	$189,340
Accounts receivable, net	777,460	777,460
Marketable securities – related party	1,788,591	2,449,509
Marketable securities – other	3,609,799	3,638,437
Other current assets	342,192	232,007
Total current assets	6,586,505	7,286,753

Furniture, Equipment and Improvements (less accumulated
depreciation of $11,182 and $9,220 respectively)	8,438	10,401

Other Assets:
Marketable securities – Retama Development Corp.	133,000	133,000
Investments	-	116,279
Notes and interest receivable – Retama Development Corp.	405,515	409,728
Deferred tax asset	2,640,367	2,048,940
Total other assets	3,178,882	2,707,947

Total Assets	$9,773,825	$10,005,101

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	561,798	532,536
Margin loan payable – related party	5,992,761	5,777,021
Deferred taxes payable	-	-
Total current liabilities	6,554,559	6,309,557

Long-term Note Payable and Accrued Interest – Related Party, net of current portion	15,178,550	14,508,750

Equity (Deficit):
Call Now Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; authorized 266,667 shares,
none outstanding	-	-
Common stock, $.001 par value; authorized 16,666,667 shares,
3,327,075 issued and 2,013,877 outstanding	3,327	3,327
Additional paid-in-capital	7,091,120	7,091,120
Treasury stock, at cost, 1,313,198 shares	(14,372,488)	(14,372,488)
Accumulated other comprehensive income (loss)	(652,889)	(197,783)
Retained (deficit)	(4,210,458)	(3,495,497)
Total Call Now stockholders’ (deficit)	(12,141,388)	(10,971,321)
Non-controlling interest	182,104	158,115
Total (deficit)	(11,959,284)	(10,813,206)

Total Liabilities and Equity (Deficit)	$9,773,825	$10,005,101

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Reimbursement of payroll and payroll related expenses	$970,672	$1,009,559	$1,954,499	$2,010,475
Management fees	60,000	60,000	120,000	120,000
Total Revenues	1,030,672	1,069,559	2,074,499	2,130,475

Expenses
Payroll and payroll related expenses	970,727	1,009,559	1,954,554	2,010,475
Corporate general and administrative operations	235,660	261,135	440,844	476,463
Total expenses	1,206,387	1,270,694	2,395,398	2,486,938

Net Operating (Loss)	(175,715)	(201,135)	(320,899)	(356,463)

Other Income (Expenses)
Interest income – related party	-	-	8,806	139,907
Interest income – other	58,936	118,209	117,956	124,339
Gain on sales of marketable securities – related party	-	3,963	-	2,071,963
(Loss) on sales of marketable securities – other	-	(10,001)	-	(10,001)
Gain on sales of investment – other	38,000	-	38,000	12,179
Interest expense – related party	(448,257)	(456,443)	(889,573)	(787,398)
Total other income (expense), net	(351,321)	(344,272)	(724,811)	1,550,989

Income (loss) before non-controlling interest and income taxes	(527,036)	(545,407)	(1,045,710)	1,194,526

Income tax expense (benefit)	(178,793)	(184,739)	(354,739)	404,873

Net income (loss) including non-controlling interest	(348,243)	(360,668)	(690,971)	789,653

Less: Net income attributable to non-controlling interest	11,989	12,000	23,989	24,000

Net Income (Loss) Attributable to Call Now	$(360,232)	$(372,668)	$(714,960)	$765,653

Per Share Data

Basic and diluted income (loss) per share attributed to	$(0.18)	$(0.19)	$(0.36)	$0.32
Call Now common shareholders

Weighted average common shares outstanding:
Basic	2,013,877	2,005,657	2,013,877	2,419,190
Dilutive	2,013,877	2,005,657	2,013,877	2,419,190

See notes to consolidated financial statements.

CALL NOW, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss) including non-controlling interest	$(690,971)	$789,653
Adjustments to reconcile net income (loss) to
net cash (used) by operating activities:
Net realized (gains) on sales of marketable securities – related party	-	(2,071,963)
Net realized loss on sales of marketable securities – other	-	10,001
Net realized (gains) on sales of long-term investments – other	(38,000)	(12,179)
Bad debt allowance	120,000	120,000
Deferred income taxes	(354,739)	404,873
Depreciation	1,962	1,962
Changes in operating assets and liabilities
Accounts receivable	(120,000)	(120,000)
Other current assets	(108,211)	(107,988)
Accounts payable and accrued expenses	29,262	(108,087)
Net Cash (Used) by Operating Activities	(1,160,697)	(1,093,728)

Investing Activities
Proceeds from sale of note receivable – Retama Development Corp.	-	5,222,893
Proceeds from sales of available-for-sale marketable securities – related party	-	4,480,000
Proceeds from sales of available-for-sale marketable securities – other	-	59,999
Proceeds from sales of other long-term investments	154,278	88,880
Purchase of marketable securities	-	(3,950,000)
Purchase of other long-term investments	-	(214,998)
Net Cash Provided by Investing Activities	154,278	5,686,774

Financing Activities
Proceeds from margin loan – related party	219,773	6,315,825
Payments on margin loan – related party	(4,031)	(13,996,605)
Proceeds from long-term debt – related party	669,800	14,405,403
Purchase of treasury stock – related party	-	(11,404,600)
Sales of treasury stock – related party	-	126,567
Net Cash Provided (Used) by Financing Activities	885,542	(4,553,410)

Net Change in Cash and Cash Equivalents	(120,877)	39,636

Cash and cash equivalents at beginning of year	189,340	17,452

Cash and Cash Equivalents at End of Quarter	$68,463	$57,088

Supplemental Disclosures
Interest paid in cash	$889,573	$787,398
Income tax paid in cash	-	-

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

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At June 30, 2011, all of the Company’s marketable securities were available-for-sale. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses included in stockholders’ equity as a component of other comprehensive income. Classification as current or non-current is based primarily on whether there is an active public market for such security.

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

NOTE 3 – MARGIN LOAN PAYABLE – RELATED PARTY

The Company has a margin loan payable to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”), which accrues interest at 7.45% as of June 30, 2011. The balance of the margin loan was $5,992,761 at June 30, 2011 and $5,777,021 at December 31, 2010. The margin loan is collateralized by the Company’s marketable securities. The Company paid interest on the margin loan for the three months ended June 30, 2011 and 2010 of $108,266 and $104,526, respectively, and for the six months ended June 30, 2011 and 2010 of $328,038 and $303,995.

Please refer to Note 16 – Subsequent Events for additional disclosure concerning the default and commencement of the foreclosure and liquidation of the Company’s margin account with PFSI following the end of the fiscal quarter ended June 30, 2011.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On February 25, 2010, the Company entered into a Promissory Note in favor of PWI, in the principal amount of $13,922,000, accumulating interest at a rate of 10% per year with a maturity of the principal and interest on February 25, 2012. On September 16, 2010 the Company borrowed an additional $400,000 from PWI, bringing the balance of the Promissory Note to $14,322,000. The balance of the note at June 30, 2011 is $13,322,000 plus $1,856,550 in accrued interest. The Company has granted PWI a carried interest equal to 20% of the proceeds from its holdings of Retama Development Corp. B Bonds. If the Company repays the Promissory Note prior to the second anniversary of the issuance and there is no default or event of default prior to such repayment, the carried interest will be reduced to 15%. The carried interest entitles the lender to a percentage of all income, principal and other proceeds (in whatever form) from or in respect of the Retama Development Corp. B Bonds of any kind whether on account of interest, redemption of principal, proceeds of sale, pledge or other transfer or disposition of the Bonds, insurance proceeds, tax refunds, or otherwise made or payable in respect of any of the Bonds. The carried interest survives the repayment of the Promissory Note. The Promissory Note is secured by a lien on substantially all of the Company’s assets. See Note 16 – Subsequent Events on this Promissory Note.

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

During the fourth fiscal quarter of 2009, the Company and the law firm that served as legal counsel for the original issuance of the 1997 RDC bonds entered into a Closing Agreement on Final Determination in settlement of issues raised by the IRS in the examination of the 1997 RDC bonds. The terms of the settlement consist of two components: 1.) there shall be a payment made to the IRS in the amount of $773,750. $375,000 of this amount will be paid by the law firm that provided the legal opinion for the 1997 RDC bond issue and will be funded at the time of final execution of the documents by the IRS. The Company will pay the remaining $398,750 over the next three years with $133,750 due on or before July 1, 2010, $135,000 due on or before July 1, 2011 and $130,000 due on or before July 1, 2012; and 2.) 35% of the Series B bonds, or $30,425,000 face amount of the $86,925,000 outstanding, shall be converted to taxable bonds. In favor of the cash contribution to be made by the Company, the majority of the other holders of the Series B bonds agreed to a higher percentage of their bonds to be converted to taxable bonds, resulting in the Company agreeing to convert only $4,897,500, or 11.14%, of the $43,962,500 Series B bonds held by the Company to taxable bonds. The Company received final execution by the IRS of the closing documents in March 2010 and made the first payment of $133,750 in June 2010, per the agreement. As of the date of this Form 10-Q, the company has not paid the $135,000 due on or before July 1, 2011.

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

The following reconciles the components of the earnings per share (EPS) computation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended June 30, 2011
Basic EPS:
Net (loss) attributed to Call Now, Inc.	$(360,232)	2,013,877	$(0.18)
Effect of dilutive options	-	-	-
Dilutive EPS Attributed to Call Now, Inc.	$(360,232)	2,013,877	$(0.18)

Three Months Ended June 30, 2010
Basic EPS:
Net (loss) attributed to Call Now, Inc.	$(372,668)	2,005,657	$(0.19)
Effect of dilutive options	-	-	-
Dilutive EPS Attributed to Call Now, Inc.	$(372,668)	2,005,657	$(0.19)

Six Months Ended June 30, 2011
Basic EPS:
Net (loss) attributed to Call Now, Inc.	$(714,960)	2,013,877	$(0.36)
Effect of dilutive options	-	-	-
Dilutive EPS Attributed to Call Now, Inc.	$(714,960)	2,013,877	$(0.36)

Six Months Ended June 30, 2010
Basic EPS:
Net income attributed to Call Now, Inc.	$765,653	2,419,190	$.32
Effect of dilutive options	-	-	-
Dilutive EPS Attributed to Call Now, Inc.	$765,653	2,419,190	$.32

NOTE 7 – MARKETABLE SECURITIES

The carrying amounts of marketable securities as shown in the accompanying balance sheets and their approximate market values are as follows at June 30, 2011 and December 31, 2010:

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
June 30, 2011	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
PWI common stock, see Note 8 and Note 16	$2,416,448	$-	$(628,157)	$1,788,291
Municipal bonds	4,076,574	-	(466,475)	3,610,099
	6,493,022	-	(1,094,633)	5,388,391

Non-current Assets, available-for-sale:
RDC Series A bonds	27,594	105,406	-	133,000

Total available-for-sale marketable securities	$6,520,616	$105,406	$(1,094,632)	$5,531,390

		Gross	Gross	Carrying/
		Unrealized	Unrealized	Market
December 31, 2010	Cost	Gains	(Losses)	Value
Current Assets, available-for-sale:
PWI common stock, see Note 8 and Note 16	$2,416,449	$33,060	$-	$2,449,509
Municipal bonds	4,076,575	-	(438,138)	3,638,437
	6,493,024	33,060	(438,138)	6,087,946

Non-current Assets, available-for-sale:
RDC Series A bonds	27,594	105,406	-	133,000

Total available-for-sale marketable securities	$6,520,618	$138,466	$(438,138)	$6,220,946

Unrealized gains and losses on marketable securities available-for-sale at June 30, 2011 and December 31, 2010 are shown net of income taxes as a component of stockholders’ equity.

The Company has several marketable securities in an unrealized loss position at June 30, 2011. The unrealized loss on those securities at June 30, 2011 is $1,094,633 and the market value is $5,398,389. The Company does not consider these investments to be other-than-temporarily impaired. See also Note 16 – Subsequent Events for additional information regarding the Company’s marketable securities.

NOTE 8 – MARKETABLE SECURITIES – RELATED PARTY

In February 2010, the Company completed a transaction with the Company’s Chairman and majority shareholder, Christopher J. Hall, where the Company, in part, transferred to Mr. Hall 500,000 shares of Penson Worldwide, Inc. (“PWI”) (Nasdaq:PNSN) common stock valued at $4,480,000, or $8.96 per share. As of the second quarter ended June 30, 2011, the Company owned 500,922 shares of PWI common stock a market value of $1,788,292, based on a closing stock price of $3.57 per share. At December 31, 2010 the Company held 500,922 shares of PWI common stock with a market value of $2,449,509 based on a year-end closing stock price of $4.89 per share. The Company also has a margin loan payable to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc., with a balance of $5,992,761 at June 30, 2011 and $5,777,021 at December 31, 2010.

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

The Company owns $133,000 face amount of the Retama Development Corporation Special Facilities Revenue bonds, Series A (“Series A Bonds”) at June 30, 2011 and December 31, 2010, which are classified as long-term. The Series A Bonds are secured by a senior lien on the Retama Park racetrack facility. The face amount of the total Series A Bonds outstanding is $6,045,000 at June 30, 2011 and December 31, 2010.

On August 1, 2011 the Company was notified that it is in default on its margin account held with PFSI and that PFSI declared all of the indebtedness immediately due and payable. Additionally, PFSI notified the Company of their intention to exercise their rights and remedies as secured creditors under the margin agreement, which includes the sale of any collateral at foreclosure of any assets held as security for the margin account. The Company’s holdings in PWI common stock, Leon County FL Educational Facilities Authority (Southgate Campus Centre) Series B bonds and Cambridge Student Housing Financing Revenue Series C bonds comprise the substantially all of the collateral for this account. Please refer to Note 16 – Subsequent Events for additional disclosure concerning the liquidation of the Company’s holding of PWI common stock following the end of the fiscal quarter ended June 30, 2011.

The Company owns $43,962,500 face amount of the Retama Development Corporation Special Facilities Revenue Series B (“Series B Bonds”) at June 30, 2011 and December 31, 2010. The Company’s entire position of Series B bonds have been pledged as collateral for the Promissory Note described in Note 4 – Note Payable – Related Party. The Series B Bonds are secured by the excess cash flow of the Retama Park racetrack facility that is on parity with the $400,000 loaned to the RDC in September 2010 (discussed in Note 10) and is subordinate to the Series A Bonds and the Funding Agreement (also discussed in Note 10), and a new second mortgage loan from a third party lender in the approximate amount of $968,000 in principal and $62,900 in accrued interest as of the end of the June 30, 2011 quarter. The face amount of the Series B Bonds outstanding is $86,925,000 at June 30, 2011 and December 31, 2010. The Company’s carrying value in the Series B bonds was written down to its cost basis of $1,077,463 in 2004 due to a reclassification of the position from available-for-sale to held-to-maturity and additionally written down to $0 in 2006. See further discussion in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Retama Park Racetrack – Series B Bonds below.

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

On September 16, 2010 the Company loaned the RDC $400,000 for general operating purposes. The loan carries an interest rate of 8.50% and matures January 1, 2013. In fiscal year ended December 31, 2010 the Company elected to not recognize the interest income from this note due to the financial condition of the RDC. However, on March 3, 2011 the Company received payment of interest on the loan from inception through February 1, 2011. As a result of the payment received, interest was also recognized for the remainder of the fiscal quarter ending March 31, 2011. However, given the ongoing financial challenges facing Retama Park, the Company has elected to not recognize the interest income from this note for this second fiscal quarter.

NOTE 11 – INTERST INCOME RECOGNITION – RETAMA DEVELOPMENT CORPORATION

During each accounting period, the Company evaluates whether to recognize accrued interest on the RDC note as income based on several criteria including, but not limited to, the value of the underlying collateral, the financial performance of Retama Park and the payment history of the RDC note and other similarly positioned debt securities. In 2009, the Company recognized the accrued interest on the RDC note as income through September 30, 2009; however, effective October 1, 2009, the Company elected to suspend recognition of interest income due to the continued decline of the financial performance of Retama Park and the lack of timely funding of the Series A Bonds September 1, 2009 interest payment. Following the transaction on February 25, 2010 and further detailed in Note 15 – Related Party Transaction, the Company reversed its decision and recognized the accrued interest on the RDC note from October 1, 2009 through February 25, 2010, when the note was transferred to Christopher J. Hall. As noted above, interest is not currently being recognized on the $400,000 advance to the RDC and future recognition will be reevaluated on quarterly basis.

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

NOTE 13 – COMPREHENSIVE INCOME ATTRIBUTED TO CALL NOW, INC.

Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows:

	Three Months Ended June 30		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributed to Call Now, as reported	$(360,232)	$(372,668)	$(714,960)	$765,653

Other comprehensive income (loss):
Change in fair market value of available-for-sale
securities	(1,532,448)	(1,637,373)	(689,556)	(5,008,860)
Income tax effect	521,032	556,707	234,449	1,703,012

Total comprehensive income (loss) attributed to Call Now	$(1,371,648)	$(1,453,334)	$(1,170,067)	$(2,540,195)

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

	June 30, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities – related party	$1,788,291	$-	$-	$3,788,291
Marketable securities – other	3,610,099	-	-	3,610,099
Marketable securities – Retama Dev. Corp. – Series A	-	-	133,000	133,000

Liabilities:
None	$-	$-	$-	$-

	December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities – related party	$2,449,509	$-	$-	$2,449,509
Marketable securities – other	3,638,437	-	-	3,638,437
Marketable securities – Retama Dev. Corp. – Series A	-	-	133,000	133,000

Liabilities:
None	$-	$-	$-	$-

The Company’s financial instruments relate to its available-for-sale marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in other comprehensive income until the investment is sold.

The following table sets forth a reconciliation of changes in the fair market value of financial assets classified as level 3 in the fair value hierarchy.

Marketable Securities –
	Retama Development Corp.	Total
Balances as of January 1, 2011	$133,000	$133,000
Total losses (realized or unrealized):
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and out of level 3	-	-
Balance as of June 30, 2011	$133,000	$133,000
Change in unrealized gains or losses in earnings (or changes in net
assets) relating to asset still held as of June 30, 2011	$-	$-

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

On September 16, 2010 the Company increased the PWI Promissory Note by $400,000 to a total of $14,322,000. The interest rate and maturity of the note remain unchanged except that $400,000 plus interest was due on December 30, 2010, with the balance maintaining the original maturity of February 25, 2012. Repayment of the $400,000 including accrued interest was made on November 12, 2010. Additionally, the terms of PWI carried interest in the Retama Development Corporation Series B bonds have been changed as follows: The carried interest assign to PWI was increased to 20%. However, if the Company irrevocably repays the Promissory Note prior to the second anniversary of the issuance but after the first anniversary, and there is no default or event of default prior to such repayment, the carried interest will be reduced to 15%.

See Note 16 – Subsequent Events for information concerning a notice of default on the Promissory Note received on August 1, 2011.

Refer also to Note 3 – Margin Loan Payable – Related Party, Note 8 – Marketable Securities – Related Party and Note 10 – Notes and Interest Receivable – Retama Development Corporation above for additional details pertaining to additional related party relationships.

NOTE 16 – SUBSEQUENT EVENTS

On August 1, 2011 the Company was notified that it is in default on its margin account held with PFSI and that PFSI declared all of the indebtedness immediately due and payable. Additionally, PFSI notified the Company of their intention to exercise their rights and remedies as secured creditors under the margin agreement, which includes the sale of any collateral at foreclosure of any assets held as security for the margin account. The Company’s holdings in PWI common stock, Leon County FL Educational Facilities Authority (Southgate Campus Centre) Series B bonds and Cambridge Student Housing Financing Revenue Series C bonds, as detailed more fully in Note 8 – Marketable Securities – Related Party above, comprise the substantial majority of the collateral for this account. To that end, on August 4, 2011, PFSI sold out the Company’s entire position of 500,922 shares of PWI stock at $2.61/share, or $1,307,378 in net proceeds after commission. Following this transaction the Company’s remaining debit balance was $4,721,349. It is not known when the remaining positions in this account will be foreclosed on by PFSI.

PWI has elected not to foreclose, at this time, on the Company’s holding of $43,962,500 face amount of the Retama Development Corporation Special Facilities Revenue Series B that secures the $13,322,000 note payable to PWI as more fully described in Note 4 – Note Payable – Related Party above. See Item 8 on Form 8-K dated August 10, 2011.

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

Penson Worldwide, Inc.
On June 26, 2003 the Company entered into a “Convertible Promissory Note and Purchase Agreement” with Penson Worldwide, Inc. (“PWI”) to lend $6,000,000 with the note maturing on June 26, 2008 (the “PWI Note”). PWI is a related party to the Company as Thomas R. Johnson, President, CEO and Director of Call Now, Inc. was also a member of the Board of Directors of PWI until May 12, 2011. On December 23, 2003 an additional $600,000 was loaned to PWI under similar terms and conditions as the original note. On June 30, 2005, the Company converted the entire $6,600,000 principal balance of the PWI Note into 3,283,582 shares of PWI common stock.

On May 16, 2006, PWI completed the Initial Public Offering (“IPO”) of their common stock (Nasdaq: PNSN). In a simultaneous transaction, PWI affected a 1-for-2.4 share reverse split and the split-off of certain non-core business operations known as SAMCO. As part of the IPO, the Company elected to participate in the exchange of PWI shares for SAMCO shares and sell a total of 11.5% of its investment, or 157,337 shares, of the PWI shares in the IPO resulting in a pre-tax gain on the sale of $1,728,504. Following the completion of the PWI IPO, the Company’s resulting position is as follows: 79,900 shares of SAMCO which represents an approximate 7.29% interest in the company; and 1,130,922 shares of the publicly traded PWI common stock. In August 2008, the Company sold 30,000 shares of PWI common stock, leaving a balance of 1,100,922. In August 2009, the Company sold 100,000 shares of PWI common stock, leaving a balance of 1,000,922. In March 2010, the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder, 500,000 shares of PWI common stock in exchange for certain municipal bonds and Company common stock. (See Notes to Consolidated Financial Statements, Note 15 – Related Party Transactions for additional details.) Following this transaction, the Company owned 500,922 shares of PWI common stock, which represented an approximate 1.76% ownership interest as of June 30, 2011. As of June 30, 2011 the recognized other comprehensive loss from the decrease in value of the PWI common stock was approximately $628,000. Following the close of the Company’s fiscal second quarter ended June 31, 2011, on August 4, 2011, PFSI sold out the Company’s entire position of 500,922 shares of PWI stock at $2.61/share, or $1,307,378 in net proceeds after commission as part of PFSI exercising their rights under the Company’s margin agreement with them, as more fully described below.

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

On August 1, 2011 the Company was notified that it is in default on its margin account held with PFSI and that PFSI declared all of the indebtedness immediately due and payable. Additionally, PFSI notified the Company of their intention to exercise their rights and remedies as secured creditors under the margin agreement, which includes the sale of any collateral at foreclosure of any assets held as security for the margin account. The Company’s holdings in PWI common stock, Leon County FL Educational Facilities Authority (Southgate Campus Centre) Series B bonds and Cambridge Student Housing Financing Revenue Series C bonds, as detailed more fully in Note 8 – Marketable Securities – Related Party above, comprise the substantial majority of the collateral for this account. To that end, on August 4, 2011, PFSI sold out the Company’s entire position of 500,922 shares of PWI stock. It is not known when the remaining positions in this account will be foreclosed on by PFSI.

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

PWI has elected not to foreclose, at this time, on the Company’s holding of $43,962,500 face amount of the Retama Development Corporation Special Facilities Revenue Series B that secures the $13,322,000 note payable to PWI as more fully described in Note 4 – Note Payable – Related Party above. However, they have provided an irrevocable proxy to the Company that would assign PWI, or a subsidiary of PWI, the full power to vote and exercise all voting, consent and related rights with respect to any matter involving the Retama B Bonds owned by the Company.

The Cambridge at Auburn
On December 11, 2006 the Company entered into a partnership agreement to provide ninety-five percent (95%) of the equity for the acquisition and rehabilitation of a 156-unit, 312-bed full service, private dormitory located in Auburn, Alabama, immediately adjacent to the campus of Auburn University. The project is now known as The Cambridge at Auburn (“The Cambridge”). The Company is the sole limited partner of Cambridge at Auburn, LP (“CA, LP”). The general partner of CA, LP is an unrelated real estate developer. As the limited partner, the Company is entitled to receive a preferred return of its capital contribution plus a ten percent (10%) per annum cumulative return, compounded monthly. Following the repayment of the preferred return on the capital contribution, excess cash, at the discretion of the general partner, as well as refinancing or disposition proceeds shall be paid fifty percent (50%) to the general partner and fifty percent (50%) to the limited partner. Through September 30, 2010, the Company’s investment totaled approximately $1.296 million. Due to a significant number of dormitory units constructed by Auburn University that were completed just prior to the 2009-2010 school year, occupancy at The Cambridge suffered a significant decline, with occupancy at approximately 26%. While it was anticipated that the decline in occupancy was a temporary issue during the absorption of the new dorms in the market, leasing for the 2010-2011 school did not rebound as much as anticipated, reaching approximately 65%. Additionally, due to a lack of available cash, the Company as limited partner was also unable to continue to fund operating losses and debt service payments during this fiscal quarter. As a result, the first mortgage lender for the property engaged a receiver to operate the property. Due to the status of the property, the Company fully impaired its investment in this project, resulting in a charge to earnings of $1.3 million in the fiscal third quarter ended September 30, 2010. On March 10, 2011 the mortgage lender credit bid for the property at a foreclosure sale, thereby completing the foreclosure process on the property.

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

Valuation of Penson Worldwide, Inc. Common Stock
The Penson Worldwide, Inc. (“PWI”) (Nasdaq: PNSN) common stock is valued at the market value of the shares held by the Company at the close of business on June 30, 2011, the last trading day of the fiscal quarter. Based on a closing price of $3.57 per share and a position of 500,922 shares, the Company’s holdings of PWI common stock is valued at $1,788,592. The Company held 500,922 shares of PWI common stock as of December 31, 2010 and the holdings were valued at $2,449,509 at that time, based on a closing price of $4.89 per share. Following the close of the Company’s fiscal second quarter ended June 30, 2011, on August 4, 2011, PFSI sold out the Company’s entire position of 500,922 shares of PWI stock at $2.61/share, or $1,307,378 in net proceeds after commission as part of PFSI exercising their rights under the Company’s margin agreement with them. Consequently, as of the date of this report, the Company no longer holds an investment in PWI common stock.

Notes and Interest Receivable – Retama Development Corporation
The Company has provided advances to the RDC primarily to meet the RDC’s interest and sinking fund obligations on its Series A Bonds. Such advances are entirely at the discretion of the Company and are documented by promissory notes secured by a second lien mortgage on the Retama Park racetrack real estate and facilities, which is subordinated to the RDC Series A Bonds and Converted Series B Bonds, if any. We estimate at the end of each reporting period the valuation and collectibility of the RDC note and any interest that has been recognized as income, and report the total amount as other assets in our consolidated balance sheet. As more fully detailed in Note 15 – Related Party Transactions of the unaudited financial statements for the period ending June 30, 2011, in February 2010 the Company transferred to Christopher J. Hall, the Company’s Chairman and majority shareholder the full principal and interest value of the Funding Agreement, valued at $3,627,569 in principal and $1,727,859 in interest, with cash and additional securities in exchange for a portion of two unrelated municipal bond issues and shares of the Company’s stock. Following this transaction, the Company no longer has an interest in the Funding Agreement.

On September 16, 2010 the Company loaned the RDC $400,000 for general operating purposes. The loan carries an interest rate of 8.50% and matures January 1, 2013. In fiscal year ended December 31, 2010 the Company elected to not recognize the interest income from this note due to the financial condition of the RDC. However, on March 3, 2011 the Company received payment of interest on the loan from inception through February 1, 2011. As a result of the payment received, interest was also recognized for the remainder of the fiscal quarter ending March 31, 2011. However, given the ongoing financial challenges facing Retama Park, the Company has elected to not recognize the interest income from this note for this second fiscal quarter.

Valuation of Other Investments
The Company estimates fair value for its other investments based on historical cost and other relevant information. The Company assesses the impairment of the other investments at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of the other investments may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. The Company did not record any impairment losses during the quarter ended June 30, 2011.

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

Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A in our Annual Report on Form 10-K/A-1 for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A-1 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010

RESULTS OF OPERATIONS

a. Revenues and Other Income

     Revenue

The Company's revenue for the three months and six months ended June 30, 2011 was $1,030,672 and $2,074,499, respectively, compared to $1,069,559 and $2,130,475 for the three months and six months ended June 30, 2010, respectively. Retama Entertainment Group, Inc. (“REG”), an 80% owned subsidiary of the Company, is engaged as the management company of the Retama Park racetrack located in Selma, TX. The owner of the facility, the Retama Development Corporation (the “RDC”), reimburses REG for the majority of payroll and payroll related expenses, plus a monthly management fee of $20,000. It is important to note that the financial performance of Retama Park does not directly impact and is not included in the Company’s financial statements. As a result of this arrangement, the majority of the Company’s revenue consists of the reimbursement of REG’s payroll expenses. Therefore, the similarity in revenue for the three months and six months ended June 30, 2011 as compared to the three months and six months ended June 30, 2010, reflects similar staffing levels at Retama Park for the comparable periods.

     Interest Income

Interest income for the three months and six months ended June 30, 2011 was $58,936 and $126,762, respectively, compared to $118,209 and $264,246 for the three months and six months ended June 30, 2010, respectively. As further detailed in Note 15 – Related Party Transactions in this Form 10-Q, the Company exchanged the RDC Funding Agreement for interest bearing municipal bonds. The decline in interest income is attributed to one of the municipal bonds accepted in exchange for the Funding Agreement currently does not pay interest, and therefore, interest is not accrued.

b. Expenses

     Cost and Other Expenses of Revenues

Operating expenses for the three months and six months ended June 30, 2011 was $1,206,387 and $2,395,398, respectively, compared to $1,270,694 and $2,486,938 for the three months and six months ended June 30, 2010, respectively. Expenses have remained consistent for the current quarter as compared to the year ago quarter due to similar staffing levels at Retama Park and operating expenses of the Company. While the Company will continue to accrue the $20,000 monthly management fee, as of October 1, 2009, Company management has determined to take an allowance for bad debt for the fee given payment has not been received by the Company in several years.

     Income Tax

The Company recognized a federal income tax benefit for the three months and six months ended June 30, 2011 of $178,793 and $354,739, respectively, compared to a federal income tax benefit of $184,739 for the three months ended June 30, 2010 and the income tax expense of $404,873 for the six months ended June 30, 2010. The Company’s total federal income tax does not approximate the expected corporate tax rate due primarily to non-taxable municipal bond interest income. The income tax benefit for the three months and six months ended June 30, 2011 and the three months ended June 30, 2010 reflects the Company’s operating loss during the time period. The income tax expense for the six months ended June 30, 2010 reflects the capital gain realized in the exchange of 500,000 shares of Penson Worldwide, Inc. as part of the transaction detailed in Notes to Consolidated Financial Statements, Note 15 – Related Party Transactions above in February 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2011, the Company's operating activities used cash of $1,160,697 compared to $1,093,728 cash used for the six months ended June 30, 2010.

The Company maintains an investment account that utilizes a margin loan collateralized by the Company’s marketable securities. Typically, the Company had the ability to borrow up to 75% of the value of the securities held as collateral in the margin account and has utilized this borrowing availability to provide operating liquidity. In September 2009 PFSI determined that, for margin account purposes due to, among other reasons, the lack of trading activity, the Retama Development Corporation Series B Bonds should require a 100% margin requirement, effectively making these bonds non-marginable. Although the Company has successfully restructured this margin account (see Note 15 – Related Party Transactions), the Company has no funds available under the margin loan. See below for a comparison of the margin loan availability as of December 31, 2010 as compared to June 30, 2011.

	As of December 31, 2010	As of June 30, 2011
Margin value of Retama Series B Bonds	$-	$-
Margin value of all other marketable securities	$6,130,097	$5,439,357
Total margin value of marketable securities	$6,130,097	$5,439,357

Maximum loan based on 75% loan-to-value	$4,597,573	$4,079,518
Margin loan outstanding	$5,777,021	$5,992,761
Margin loan availability (call)	$(1,179,448)	$(1,913,243)

On August 1, 2011 the Company was notified that it is in default on its margin account held with PFSI and that PFSI declared all of the indebtedness immediately due and payable. Additionally, PFSI notified the Company of their intention to exercise their rights and remedies as secured creditors under the margin agreement, which includes the sale of any collateral at foreclosure of any assets held as security for the margin account. The Company’s holdings in PWI common stock, Leon County FL Educational Facilities Authority (Southgate Campus Centre) Series B bonds and Cambridge Student Housing Financing Revenue Series C bonds, as detailed more fully in Note 8 – Marketable Securities – Related Party above, comprise the substantial majority of the collateral for this account. To that end, on August 4, 2011, PFSI sold out the Company’s entire position of 500,922 shares of PWI stock at $2.61/share, or $1,307,378 in net proceeds after commission. Following this transaction the Company’s remaining debit balance was $4,721,349. It is not known when the remaining positions in this account will be foreclosed on by PFSI.

In response to the Company’s continued operating losses and unavailability of borrowing availability under its margin account, the Company is pursuing solutions including assessing the sale of certain assets and marketable securities in order to provide additional liquidity, such as the sale of the Estates at Canyon Ridge in November 2010.

The Company is also engaged in discussions with a variety of casino companies with an interest in investing in Retama Park. It is the intent of the Company to execute an agreement with a casino company that would provide additional expertise in pursuing our legislative agenda, experience in financing, constructing and operating a casino operation if favorable legislation is granted, liquidity for Retama Park operations during the pursuit of legislation and a meaningful cash infusion for the Company.

If such discussions do not result in a cash inflow, the Company will be faced with insufficient capital to continue its operations at current levels and it will seek to reduce its expenses accordingly. There can be no assurance that we will receive such a cash infusion or if received, the timing and amount thereof. Additionally, there may be claims against such proceeds by PWI pursuant to the promissory note and security agreement it holds.

In the past the Company has provided loans to the RDC but has had no obligation to do so since 1999. These loans were provided to support the continued operation of Retama Park as a Class I racetrack while pursuing the approval of additional forms of gaming at Texas racetracks. We anticipate that the profits from additional gaming operations at Retama Park, if approved, would provide sufficient cash flow to the RDC to enable the Series B Bonds to receive substantial payments. We believe our holdings of RDC Series A Bonds in the amount of $133,000 are fully secured by the collateral security in the Retama Park facilities and real estate and would be repaid even if the operations of Retama Park racetrack were terminated. It should also be noted that the loans provided to the RDC have historically been funded from draws against our margin accounts. Given the current status of our margin account as detailed above and our lack of ability to derive liquidity, the Company will be unable to provide additional funding from draws on the margin.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2011 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 15, 2011